Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1995-03-20
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-19221

                TECHNOLOGY FUNDING SECURED INVESTORS III,
                 AN INCOME AND GROWTH PARTNERSHIP, L.P.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3081010
- -------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                    (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited
 Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                    Yes X  No
                                                            ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.          [   ]

No resale market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

Documents incorporated by reference: Portions of the Prospectus dated March 16, 1989 forming a part of Registration Statement No. 33-26190 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992 which is incorporated by reference in Part III hereof.

                                PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P. (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on December 9, 1988. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus dated March 16, 1989 that forms a part of Registrant's Form S-1 Registration Statement No. 33-26190 (such Prospectus, as supplemented, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the General Partners so determine or the Partnership may be dissolved sooner.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1994.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- ------   -------------------------------------------------
         STOCKHOLDER MATTERS
         ----------- -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1994, there were 5,179 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------




                                       For the Years Ended and as of December 31,
                              ----------------------------------------------------------------
                                    1994       1993         1992         1991         1990
                                    ----       ----         ----         ----         ----

Total income                  $ 1,512,194    1,367,023    2,806,215    3,009,081    2,049,130
Net realized (loss) income     (3,087,046)  (1,112,972)     944,117    1,589,196     (786,051)
Change in net unrealized
  fair value:
 Equity investments            (2,281,481)     209,851   (1,506,486)     987,225       15,268
 Secured notes receivable        (139,000)    (118,000)  (2,945,926)    (496,887)    (110,100)
Net (loss) income              (5,507,527)  (1,021,121)  (3,508,295)   2,079,534     (880,883)
Net realized (loss) income
 per Unit                              (8)          (3)           2            4           (2)
Total assets                   12,058,547   18,141,077   22,919,883   29,978,859   28,995,386
Distributions declared           (574,167)  (2,445,411)  (3,646,141)  (3,377,394)  (2,010,319)






Refer to Notes 1 and 4 of the financial statements entitled
"Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
- ------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1994, net cash used by operations totaled $28,480. The Partnership paid management fees of $280,286 to the Managing General Partner, reimbursed related parties for operating expenses of $408,558 and received $40,179 in net loan participations to affiliated partnerships in 1994. Other operating expenses of $504,228 were paid and $920,099 and $16,873 in interest and other income, respectively, were received. In addition, the Partnership received a reimbursement from a portfolio company of $187,441 for collection expenses.

In 1994, the Partnership issued $4,075,046 in secured notes receivable primarily to portfolio companies in the computers and computer equipment and medical industries. Repayments of secured notes receivable provided cash of $3,147,801. In addition, the Partnership purchased equity investments of $48,206 primarily in the microelectronics and telecommunications industries and received proceeds totaling $430,181. As of December 31, 1994, the Partnership was committed to fund up to an additional $484,000 on accounts receivable lines of credit to existing borrowing companies.

The Partnership distributed $568,425 to Limited Partners and
$5,742 to General Partners in 1994. Future distributions will be dependent upon loan repayments from borrowing companies and available cash.

In February 1994, Alantec completed its initial public offering. The Partnership simultaneously exercised its warrants without cash and sold the resulting common shares in the offering for total cash proceeds of $430,053.

All management fees which are due have been paid through December 31, 1994. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at December 31, 1994 were $1,921,850. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $5,507,527 and $1,021,121 in 1994 and 1993,
respectively. The increase was primarily due to a $2,491,332 decrease in the change in net unrealized fair value of equity investments, a $2,179,646 increase in realized losses from investment write-downs, and a $132,220 increase in other investment expenses. These changes were partially offset by a $145,171 increase in total income and a $136,010 decrease in total operating expenses.

The change in fair value of equity investments reflected a net decrease in the fair value of the Partnership's holdings. In 1994, the decrease of $2,281,481 was primarily due to a portfolio company in the medical industry. In 1993, the increase was $209,851.

In 1994 and 1993, the Partnership realized losses from investment write-downs of $4,082,445 and $1,902,799, respectively. Realized losses in 1994 primarily related to secured notes receivable to a portfolio company in the computers and computer equipment industry. Realized losses in 1993 primarily related to equity investments in a portfolio company in the retail/consumer products industry as well as the Partnership's loan portfolio for companies in the computers and computer equipment, and retail/consumer products industries.

During 1994, the Partnership recorded other investment expenses of $132,220 related to legal proceedings with a third party for a portfolio company in the retail/consumer products industry. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. See Note 9 to the financial statements for further details. No such expenses were recorded in 1993.

Total income was $1,512,194 and $1,367,023 in 1994 and 1993, respectively. The increase was primarily due to cash interest payments on a secured note receivable from a portfolio company in the computer software and systems industry which had been on nonaccrual status. This increase was partially offset by a decrease in interest income due to the placement of secured notes receivable on nonaccrual status for portfolio companies in the medical and industrial/business automation industries.

Total operating expenses were $534,391 in 1994 compared to $670,401 in 1993. As explained in Note 3 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total limited partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1994 and 1993, the General Partners absorbed $95,227 and $268,515, respectively. Had the limitation not been in effect and the 1994 recoveries discussed in Note 3 to the financial statements not occurred, total operating expenses in 1994 and 1993 would have been $781,806 and $938,916, respectively. The decrease in expenses was primarily due to lower lending operations and investment management, and administrative and investor services expenses as a result of lower overall portfolio activity.

The Partnership's portfolio of secured notes receivable is with new and developing companies; therefore, there is no established source of market value information. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market for the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1993 compared to 1992
- ---------------------

Net loss was $1,021,121 and $3,508,295 in 1993 and 1992,
respectively. The change was primarily due to increases of $2,827,926 and $1,716,337 in the change in net unrealized fair value of secured notes receivable and equity investments, respectively, a decrease of $520,711 in total operating expenses and an increase of $348,378 in net realized gain from sale of equity investments. These changes were partially offset by a $1,626,515 increase in realized losses from investment write-downs and a $1,372,172 decrease in notes receivable interest income.

The Partnership recorded decreases in the change in fair value of secured notes receivable of $118,000 and $2,945,526 in 1993 and 1992, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The change in fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. In 1993, the increase was $209,851. In 1992, the decrease of $1,506,486 was primarily due to portfolio companies in the retail/consumer products, telecommunications, and computer systems and software industries.

Total operating expenses were $670,401 in 1993 compared to $1,191,112 in 1992. A major portion of the decrease was due to lower overall portfolio activity. The remaining decrease was due to the 2% operating expense limitation. As explained in Note 3 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 2% of total limited partner capital contributions; the excess absorbed totaled $268,515 and $77,452 in 1993 and 1992, respectively. As the limitation is calculated over an operating year beginning May 1, the significant increase in expenses absorbed during 1993 was the result of an increase in Partnership expenses in late 1992. Had the limitation not been in effect, total operating expenses in 1993 and 1992 would have been $938,916 and $1,268,564, respectively.

Net realized gain on sale of equity investments were $476,335 and $127,957 in 1993 and 1992, respectively. The gain in 1993 mainly related to investment sales in Cornerstone Imaging, Inc. and Software Transformation, Inc. In 1992, the gain was primarily attributable to the net exercise of Videoconferencing Systems, Inc. warrants at their initial public offering.

In 1993 and 1992, the Partnership realized losses from investment write-downs of $1,902,799 and $276,284, respectively. Realized losses in 1993 primarily related to equity investments in a portfolio company in the retail/consumer products industry as well as the Partnership's loan losses for portfolio companies in the computers and computer equipment, and retail/consumer products industries. Realized losses in 1992 primarily related to secured notes receivable to portfolio companies in the retail/consumer products and medical industries.

Secured notes receivable interest income was $1,185,647 and $2,557,819 in 1993 and 1992, respectively. The decrease was primarily attributable to an increase in notes receivables on nonaccrual status in 1993 compared to 1992.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- ------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         -----------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL") and Technology Funding Inc., a California corporation ("TFI") and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement
No. 33-54002 dated October 30, 1992 which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred management fees of $272,615. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner Overhead includes rent, utilities, and certain salaries and benefits paid by the General Partners.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
         MANAGEMENT
         ----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
         FORM 8-K
         --------
(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1994
 and 1993
Statements of Operations for the years ended
 December 31, 1994, 1993 and 1992
Statements of Partners' Capital for
 the years ended December 31, 1994, 1993
 and 1992
Statements of Cash Flows for the years
 ended December 31, 1994, 1993 and 1992
Notes to Financial Statements

(2)  Financial Statements Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
March 16, 1989 included in Registration Statement
No. 33-26190 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities
Act of 1933).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

(c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:


We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of loans by correspondence with the individual borrowing companies and a physical examination of securities held as of December 31, 1994 and 1993. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1, 5 and 6, the financial statements include investments of $10,061,584 and $14,368,587 (84% and 80% of partners'
capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partner in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partner in arriving at its estimate of value of such investments and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the difference could be material.





San Francisco, California                        KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------


                                                  December 31,
                                       -------------------------------
                                            1994               1993
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $12,385,060 and
  $16,262,392 in 1994 and 1993,
  respectively)                       $ 8,569,060         12,585,392
 Equity investments (cost basis
  of $4,070,004 and $2,079,194 in
  1994 and 1993, respectively)          1,492,524          1,783,195
 Other (cost basis of $650,000
  in 1993)                                     --            650,000
                                       ----------         ----------

     Total investments                 10,061,584         15,018,587

Cash and cash equivalents               1,921,850          3,069,767

Due from affiliated partnerships               --             39,125

Due from related parties                       --              8,768

Other assets                               75,113              4,830
                                       ----------         ----------

     Total                            $12,058,547         18,141,077
                                       ==========         ==========

LIABILITIES AND PARTNER'S CAPITAL

Accounts payable and accrued expenses $   100,005            121,139

Due to affiliated partnerships              1,054                 --

Due to related parties                      7,376                 --

Other liabilities                          32,527             20,659
                                       ----------         ----------

     Total liabilities                    140,962            141,798

Commitments (Notes 3 and 8)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
  in both 1994 and 1993)               18,419,721         22,044,323
 General Partners                        (108,656)           (72,045)
 Net unrealized fair value decrease
  from cost:
  Secured notes receivable             (3,816,000)        (3,677,000)
  Equity investments                   (2,577,480)          (295,999)
                                       ----------         ----------

  Total partners' capital              11,917,585         17,999,279
                                       ----------         ----------

    Total                             $12,058,547         18,141,077
                                       ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------


                                    For the Years Ended December 31,
                                -------------------------------------
                                    1994        1993         1992
                                    ----        ----         ----

Income:
 Secured notes receivable
  interest                     $ 1,376,736    1,185,647     2,557,819
 Short-term investment interest    118,585      147,704       200,857
 Other income                       16,873       33,672        47,539
                                 ---------    ---------     ---------
  Total income                   1,512,194    1,367,023     2,806,215

Costs and expenses:
 Management fees                   272,615      374,130       513,659
 Amortization of organizational
  costs                              3,000        9,000         9,000
 Other investment expenses         132,220           --            --
 Operating expenses:
  Lending operations and
   investment management           220,552      428,277       563,516
  Administrative and investor
   services                        280,705      326,591       472,210
  Computer services                 77,113       94,518       150,404
  Professional fees                 51,248       89,530        82,434
  Expenses absorbed by
   General Partners                (95,227)    (268,515)      (77,452)
                                 ---------    ---------     ---------

   Total operating expenses        534,391      670,401     1,191,112
                                 ---------    ---------     ---------

 Total costs and expenses          942,226    1,053,531     1,713,771
                                 ---------    ---------     ---------

Net operating income               569,968      313,492     1,092,444

 Net realized gain from sale of
  equity investments               425,431      476,335       127,957
 Realized losses from
  investment write-downs        (4,082,445)  (1,902,799)     (276,284)
                                 ---------    ---------     ---------

Net realized (loss) income      (3,087,046)  (1,112,972)      944,117

 Change in net unrealized
  fair value:
   Secured notes receivable       (139,000)    (118,000)   (2,945,926)
   Equity investments           (2,281,481)     209,851    (1,506,486)
                                 ---------    ---------     ---------

Net loss                       $(5,507,527)  (1,021,121)   (3,508,295)
                                 =========    =========     =========

Net realized (loss) income
   per Unit                    $        (8)          (3)            2
                                 =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- ------------------------------


For the years ended December 31, 1994, 1993 and 1992:

                                                        Net Unrealized Fair Value
                                                      Increase (Decrease) From Cost
                                                      -----------------------------
                                Limited      General     Equity     Secured Notes
                               Partners     Partners   Investments   Receivable    Total
                               --------     --------   -----------   ----------    -----
Partners' capital,
 December 31, 1991            $28,232,685         --    1,000,636     (613,074) 28,620,247

Distributions                  (3,609,680)   (36,461)          --           --  (3,646,141)

Net realized income               944,117         --           --           --     944,117

Change in net unrealized fair
 value:
  Equity investments                   --         --   (1,506,486)          --  (1,506,486)
  Secured notes receivable             --         --           --   (2,945,926) (2,945,926)
                               ----------    -------    ---------    ---------  ----------
Partners' capital,
 December 31, 1992             25,567,122    (36,461)    (505,850)  (3,559,000) 21,465,811

Distributions                  (2,420,957)   (24,454)          --           --  (2,445,411)

Net realized loss              (1,101,842)   (11,130)          --           --  (1,112,972)

Change in net unrealized fair
 value:
  Equity investments                   --         --      209,851           --     209,851
  Secured notes receivable             --         --           --     (118,000)   (118,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1993             22,044,323    (72,045)    (295,999)  (3,677,000) 17,999,279

Distributions                    (568,425)    (5,742)          --           --    (574,167)

Net realized loss              (3,056,177)   (30,869)          --           --  (3,087,046)

Change in net unrealized fair
 value:
  Equity investments                   --         --   (2,281,481)          --  (2,281,481)
  Secured notes receivable             --         --           --     (139,000)   (139,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1994            $18,419,721   (108,656)  (2,577,480)  (3,816,000) 11,917,585
                               ==========    =======    =========    =========  ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
- ------------------------

                                   For the Years Ended December 31,
                                  ------------------------------------
                                       1994       1993         1992
                                       ----       ----         ----

Cash flows from operations:
 Interest received                $   920,099   1,048,331    2,487,752
 Other income received                 16,873      33,672       47,539
 Cash paid to vendors                (504,228)   (404,293)    (340,907)
 Cash paid to related parties        (688,844) (1,115,010)  (1,293,639)
 Cash received from/(paid to)
  affiliated partnerships              40,179     (55,985)     457,634
 Reimbursement of collection
  expenses received from a
  portfolio company                   187,441          --           --
                                    ---------   ---------    ---------
    Net cash (used) provided
     by operations                    (28,480)   (493,285)   1,358,379
                                    ---------   ---------   ----------

Cash flows from investing
 activities:
 Secured notes receivable issued   (4,075,046) (9,089,745) (19,545,596)
 Repayments of secured notes
  receivable                        3,147,801   8,133,335   15,044,254
 Proceeds from sale of
  equity investments                  430,181   1,852,576      296,011
 Purchase of equity investments       (48,206)    (21,101)    (200,000)
 Purchase of other investments             --    (650,000)          --
                                    ---------   ---------   ----------
Net cash (used) provided by
 investing activities                (545,270)    225,065   (4,405,331)
                                    ---------   ---------   ----------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                   (574,167) (3,265,499)  (3,645,600)
                                    ---------   ---------   ----------

  Net cash used by financing
   activities                        (574,167) (3,265,499)  (3,645,600)
                                    ---------   ---------   ----------

Net decrease in cash and
 cash equivalents                  (1,147,917) (3,533,719)  (6,692,552)

Cash and cash equivalents at
 beginning of year                  3,069,767   6,603,486   13,296,038
                                    ---------   ---------   ----------

Cash and cash equivalents at
 end of year                      $ 1,921,850   3,069,767    6,603,486
                                    =========   =========   ==========

See accompanying notes to financial statements.

- -----------------------------------

                                      For the Years Ended December 31,
                                   ------------------------------------
                                     1994          1993        1992
                                     ----          ----        ----
Reconciliation of net loss
 to net cash (used) provided by
 operations:

Net loss                          $(5,507,527) (1,021,121) (3,508,295)

Adjustments to reconcile net
 loss to net cash (used)
 provided by operations:
 Amortization of organizational
  costs                                 3,000       9,000       9,000
 Amortization of discount
   on secured notes receivable        (12,110)    (72,082)   (182,294)
 Net realized gain from sale of
  equity investments                 (425,431)   (476,335)   (127,957)
 Realized losses from investment
  write-downs                       4,082,445   1,902,799     276,284
 Change in net unrealized
  fair value:
   Equity investments               2,281,481    (209,851)  1,506,486
   Secured notes receivable           139,000     118,000   2,945,926

Changes in:
  Accrued interest on secured and
   convertible notes receivable      (563,112)   (212,938)    (88,630)
  Accounts payable and accrued
   expenses                           (21,134)    (29,114)     (4,469)
  Due to/from related parties          16,144    (459,825)     66,714
  Due to/from affiliated
   partnerships                        40,179     (55,985)    457,634
  Other assets                        (73,283)      9,322      (7,834)
  Other, net                           11,868       4,845      15,814
                                    ---------   ---------   ---------

Net cash (used) provided
  by operations                   $   (28,480)   (493,285)  1,358,379
                                   ==========   =========   =========

Non-cash investing activities:

Additions to equity investments   $   100,556       6,667     126,929
                                   ==========   =========   =========

Conversion of secured notes
 receivable and interest to
 equity investments               $ 2,270,450   2,374,746     785,700
                                   ==========   =========   =========

Conversion of other investments
 to secured notes receivable      $   650,000          --          --
                                   ==========   =========   =========

Non-cash exercise of warrants     $    (1,122)         --     105,290
                                   ==========   =========   =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
- ------------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of California on December 9, 1988. From December 9, 1988 through March 15, 1989, the Partnership was inactive. The registration statement of the Partnership was filed with the Securities and Exchange Commission and became effective on March 16, 1989. The purpose of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. TFI is the Managing General Partner. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

The Partnership commenced selling units of limited partnership interest ("Units") on April 13, 1989. On May 2, 1989 the minimum number of Units required to commence Partnership operations (12,000) had been sold. The Partnership completed the offering of the Units of limited partnership interest on March 15, 1991. The offering terminated with 399,977 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the General Partners so determine or the Partnership may be dissolved sooner.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
- --------------------

Included in other assets are organizational costs of $45,000, which are amortized over 60 months using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, however, the difference in the total book and tax basis as of December 31, 1994 is not material.

Net Realized Income (Loss) Per Unit
- -----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (399,977) at December 31, 1994, 1993 and 1992 into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
- -----------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses.
The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with the secured notes granted, the Partnership has received warrants to purchase certain shares of capital stock of the borrowing company. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants are included in the equity investment portfolio.

Nonrefundable fees received in connection with loan fundings are deferred and amortized to interest income over the contractual life of the loan using the effective interest method or the straight-line method if it is not materially different. Direct loan origination costs mainly consist of third-party costs and generally are reimbursed by portfolio companies.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partner. Included in equity investments are convertible or subordinated notes receivable as repayment of these notes may occur through conversion into equity investments.

Equity investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

Non-cash Exercise of Warrants
- -----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1994 and 1992, realized (losses) gains resulting from the non-cash exercise of warrants totaled $(1,122) and $105,290, respectively. No such event occurred in 1993. These amounts are included in net realized gain from sale of equity investments.

Distributions
- -------------

Distributions made to the Limited Partners are made among such partners in proportion to their respective capital accounts to the total of all capital accounts of the group. Distributions are made generally quarterly within 90 days following the end of each previous calendar quarter unless an eligible partner elects a monthly distribution. Unnegotiated distribution checks, if any, after a reasonable amount of time, are recorded as other liabilities on the Balance Sheets.

Reclassifications
- -----------------

Certain 1993 and 1992 balance have been reclassified to conform with the 1994 financial statement presentation.


2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                 For the Years Ended December 31,
                            ------------------------------------------
                                  1994         1993          1992
                                  ----         ----          ----

(Decrease) increase in fair
 value from cost of marketable
 equity securities            $    (9,163)     37,000       299,035
Decrease in fair
 value from cost of non-
 marketable equity securities  (2,568,317)   (332,999)     (804,885)
                                ---------     -------     ---------
 Net unrealized fair value
  decrease from
  cost at end of year          (2,577,480)   (295,999)     (505,850)
 Net unrealized fair value
  (decrease) increase from
  cost at beginning of year      (295,999)   (505,850)    1,000,636
                                ---------     -------     ---------
 Change in net unrealized
  fair value of equity
  investments                 $(2,281,481)    209,851    (1,506,486)
                                =========     =======     =========



3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1994, 1993 and 1992, related party costs were as follows:


                                 1994           1993           1992
                                 ----           ----           ----

Management fees               $272,615        374,130        513,659
Amortization of
 organizational costs            3,000          9,000          9,000
Reimbursable operating
 expenses:
  Lending operations and
   investment management       234,262        229,194        444,543
  Administrative and
   investor services           216,225        225,858        329,250
  Computer services             77,113         94,518        150,353
  Expenses absorbed by
   General Partners            (95,227)      (268,515)       (77,452)

Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. For the first and second years after the commencement date, management fees are incurred and payable at 3% of total limited partners' capital contributions. Thereafter, the management fee is equal to the greater of one-half of one percent of the Partnership's assets under management or $2,500 each quarter.

Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at December 31, 1994 compared to $7,671 of management fees payable at December 31, 1993 as this limitation was in effect.

The Partnership reimburses the General Partners and affiliates for operating costs incurred in connection with the business of the Partnership. Reimbursable operating costs include costs other than Organizational and Offering Expenses and General Partner Overhead (as defined in the Partnership Agreement). At December 31, 1994, due to related parties totaled $7,376 for reimbursable operating expenses, compared to due from related parties of $16,439 at December 31, 1993. As discussed in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins each May 1st. Beginning May 1, 1994, the limitation was calculated using 1% of total Limited Partner capital contributions. Operating costs of $95,227, $268,515, and $77,452 for the years ended December 31, 1994,
1993 and 1992, respectively, were absorbed by the General Partners.

During 1994, the Partnership was reimbursed $187,441 by a portfolio company for legal, consulting, and other external costs incurred in the defense of the Partnership's secured note rights through bankruptcy court. Of the amount reimbursed, approximately $130,000 was incurred in prior periods during which the operating expense limitation applied. Similarly, another reimbursement of approximately $28,000 was received during the year, of which approximately $24,000 was expensed during the prior fiscal year when the operating expense limitation applied. The $130,000 and $24,000 recoveries were recorded as reductions to lending operations and investment management expense, and the amount absorbed by General Partners was reduced by equivalent amounts.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. At December 31, 1994, due to affiliated partnerships on such participations were $1,054 compared to a due from of $39,125 at December 31, 1993. The amounts were paid to and received from such affiliated partnerships by the Partnership immediately following the respective year ends. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs.

TFL currently has a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry.

4.     Allocation of Profits and Losses
       --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

     (a)  Profits:

(i) first, to those partners with deficit capital account balances until deficits have been eliminated;

(ii) second, to the partners as necessary to offset the net realized loss previously allocated under (b)(ii) below and sales commissions;

(iii)third, 99% to the Limited Partners and 1% to the General
Partners until the Limited Partners have been allocated cumulative net realized profit or other income which would, if distributed, result in a cumulative, compounded annual return to the Limited Partners of 8% of their adjusted capital contributions;

(iv) fourth, 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit months of each Limited Partner, and 20% to the General Partners.
Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

Allocations to the Limited Partners are made in the proportion that the number of Units held by each Limited
Partner multiplied by the number of Unit months for those Units represents of the total number of Units multiplied by the total number of Unit months of all Units. In no event are the General Partners allocated less than 1% of the net realized profit of the Partnership.

     (b)  Losses:

(i) first, to the partners as necessary to offset the net realized profit previously allocated to the partners under (a)(iv) above; then

(ii) 99% to the Limited Partners and 1% to the General
Partners.

Losses in excess of Limited Partner capital accounts will be allocated to the General Partners.

5.     Equity Investments
       ------------------

At December 31, 1994 and 1993, equity investments consisted of:



                                                  December 31, 1994          December 31, 1993
                                                  -----------------          -----------------
                    Investment                     Cost        Fair          Cost         Fair
Industry/Company       Date      Position          Basis       Value         Basis       Value
- ----------------    ----------   --------          -----       -----         -----       -----
WARRANTS:

Biotechnology
- -------------
Biocircuits         01/91        20,000 Common
 Corporation                     shares at $2.00;
                                 expiring 01/96    $      0           0       4,000      41,000
Hybridon, Inc.      03/91        7,142 Common
                                 shares at $3.50;
                                 expiring 03/97       2,500      32,139       2,500      67,583

Computers and Computer Equipment
- --------------------------------
Alantec             08/91        79,221 Common
                                 shares at $.66;
                                 expiring 08/98          --          --       3,500     114,078
Komag, Inc.         12/91        238 Common shares
                                 at $21.61; exercised
                                 08/94                   --          --       1,250       1,250
MARCorp             05/92        1,595,745 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                    0           0           0           0
MARCorp             06/93        566,667 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 06/98                    0           0           0           0
MARCorp             08/93        500,000 Series B
                                 Preferred shares at
                                 $.75; expiring 08/98     0           0           0           0
MARCorp             03/94        125,000 Series B
                                 Preferred shares at
                                 $.75; expiring 03/99     0           0          --          --
Pinnacle Systems,   05/90        2,083 Common
 Inc.                            shares at $8.00;
                                 expiring 05/95       2,500      14,164       2,500       2,500

Computer Software and Systems
- -----------------------------
Datalogix           01/92        35,575 Common
 International,                  shares at $1.87;
 Inc.                            expiring 01/97      20,000      20,000      20,000      20,000
Logisticon, Inc.    08/89        21,739 Common
                                 shares at $.23;
                                 expired 08/94           --          --           0           0
Logisticon, Inc.    02/90        16,304 Common
                                 shares at $.23;
                                 expired 08/94           --          --           0           0
Molecular           10/90        6,111 Common
 Simulations, Inc.               shares at
 (formerly Polygen               $18.00;
 Corporation)                    expiring 10/95           0           0      10,000      10,000
Wasatch Education   04/93        705,971 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98           0           0           0     264,739
Wasatch Education   07/93        33,333 Common
 Systems                         shares at $.50;
 Corporation                     expiring 07/98       6,667           0       6,667      12,500
Wasatch Education   02/94        366,667 Common
 Systems                         shares at $.50;
 Corporation                     expiring 02/99       3,333           0          --          --
Wright Express      08/90        114,521 Common
 Corporation                     shares at $.87;
                                 expiring 08/95          --          --      20,000      20,000

Industrial Business Automation
- ------------------------------
Cyclean, Inc.       03/91        44,589 Common
                                 shares at $3.10;
                                 expiring 04/01       7,500           0       7,500       7,500
Cyclean, Inc.       07/92        20,967 Common
                                 shares at $3.10;
                                 expiring 07/97       2,500           0       2,500       2,500
Cyclean, Inc.       07/92        53,130 Common
                                 shares at $3.10;
                                 expiring 07/02       1,176           0       1,176       1,176
Cyclean, Inc.       09/94        8,065 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0          --          --
Cyclean, Inc.       09/94        9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0          --          --
ElectroScan         12/91        22,177 Common
 Corporation                     shares at $3.10;
                                 expiring 12/96           0           0           0           0

Medical
- -------
Loredan             04/91        150,000 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 04/96          --          --           0           0
Loredan             05/92        62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97           0           0           0           0
Loredan             12/92        166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97           0           0           0           0
Microgon, Inc.      10/90        125,000 Common
                                 shares at $.60;
                                 expiring 10/95           0           0           0           0
Microgon, Inc.      09/91        29,167 Common
                                 shares at $.60;
                                 expiring 09/96           0           0           0           0
Microgon, Inc.      06/92        125,000 Common
                                 shares at $.60;
                                 expiring 06/97           0           0           0           0
National Pain       03/92        45,920 Common
 Institute                       shares at $8.33;
                                 expiring 03/97          --          --      30,000      30,000
Resonex, Inc.       08/90        187,500 Common
                                 shares at $1.00;
                                 expiring 08/95          --          --           0           0
Resonex, Inc.       09/90        46,875 Common
                                 shares at $1.00;
                                 expiring 09/95          --          --           0           0
Resonex, Inc.       10/91        600,000 Common
                                 shares at $1.00;
                                 expiring 10/96          --          --           0           0
Resonex, Inc.       10/92        228,000 Common
                                 shares at $1.00;
                                 expiring 10/97          --          --           0           0
Resonex, Inc.       04/93        680,000 Common
                                 shares at $1.00;
                                 expiring 01/98          --          --           0           0

Microelectronics
- ----------------
Celeritek           05/89        4,523 Common
                                 shares at $7.50;
                                 exercised 05/94         --          --       2,164       2,164

Telecommunications
- ------------------
All Post, Inc.      08/93        17,574 Common
                                 shares at $.79;
                                 expiring 08/95          --          --           0           0
Integrated Network  06/91        11,765 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96      20,000     100,002      20,000      20,000
Primary Access      10/90        33,333 Common
 Corporation                     shares at $2.25;
                                 expiring 10/95       6,000       6,000       6,000       6,000
                                                     ------     -------     -------     -------

Total warrants                                       72,176     172,305     139,757     622,990
                                                     ------     -------     -------     -------

STOCKS:

Computers and Computer Equipment
- --------------------------------
MTI Technology      04/94        20,927 Common
 Corporation                     shares             188,343      74,563          --          --

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.       09/94        36,042 Series D
                                 Preferred
                                 shares             100,556     100,556          --          --

Medical
- -------
Allegiant
 Physicians         08/94        63,000 Common
 Services, Inc.                  shares              35,000     127,953          --          --
Resonex Holding     02/94        22,804 Common
 Corporation                     shares           1,682,507           0          --          --

Microelectronics
- ----------------
Celeritek, Inc.     05/94        4,523 Common
                                 shares              36,087      36,087          --          --

Retail/Consumer Products
- ------------------------
GP Publications,    03/92        200,000 Common
 Inc.                            shares             200,000     200,000     200,000     200,000
GP Publications,    06/93        435,310 Common
 Inc.                            shares             435,310     435,310     435,310     435,310
S-TRON              05/93        Subordinated
                                 note (1), $390,000
                                 principal amount   392,015     130,316     390,000     203,148
S-TRON              05/93        390,000 Common
                                 shares                   0           0           0           0
S-TRON              05/93        897,000
                                 Series 1
                                 Preferred shares   295,740           0     295,740           0
S-TRON              05/93        2,753,356
                                 Series 2
                                 Preferred shares   618,387     201,551     618,387     321,747

Telecommunications
- ------------------
All Post, Inc.      10/94        17,574 Common
                                 shares              13,883      13,883          --          --
                                                  ---------   ---------   ---------   ---------

  Total stocks                                    3,997,828   1,320,219   1,939,437   1,160,205
                                                  ---------   ---------   ---------   ---------

  Total equity investments                       $4,070,004   1,492,524   2,079,194   1,783,195
                                                  =========   =========   =========   =========

- --  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The subordinated note interest rate was 6%.



Marketable Equity Securities
- ----------------------------

At December 31, 1994 and 1993, marketable equity securities had aggregate costs of $225,843 and $5,250, respectively, and aggregate market values of $216,680 and $42,250, respectively. The net unrealized (loss) gain at December 31, 1994 and 1993 included gross gains of $104,617 and $37,000, respectively.

Alantec
- -------

In February 1994, the company completed its initial public offering at an offering price of $13.00 per share. The Partnership exercised its common warrants and then sold the resulting common shares in the offering for $430,053 and realized a gain on the sale of $426,553.

All Post, Inc.
- --------------

In October 1994, the Partnership cash exercised its warrants to purchase 17,574 common shares.

Biocircuits, Inc.
- -----------------

Based on the Managing General Partner's opinion, there has been an other than temporary decline in the market value of the Partnership's investment. Accordingly, the Partnership had written off its warrant investment of $4,000 and recorded a decrease in fair value of $41,000 at December 31, 1994.

Celeritek, Inc.
- ---------------

In May 1994, the Partnership exercised its warrants to purchase 4,523 common shares. The recorded cost basis and fair value of $36,087 included the cash exercise price of $33,923 at $7.50 per share
(adjusted during 1994) and the warrant cost basis of $2,164.

Cyclean, Inc.
- -------------

In September 1994, the Partnership restructured its secured notes previously issued to Cyclean, Inc. In exchange for an extension of the maturity date and certain interest rate changes, the Partnership received a warrant for 8,065 shares of common stock exercisable at $3.10 per share expiring March 1999, a second warrant for 9,464 shares of common stock exercisable at $4.00 per share expiring March 1999, and 36,042 shares of Series D Preferred stock. The Partnership recorded the cost basis and fair value at $100,556 for the preferred stock received, and recorded a decrease in fair value of $11,176 for the Partnership's existing warrants based on the Managing General Partner's judgment. In addition, the expiration dates for the Partnership's existing Cyclean, Inc. common stock warrants were extended as part of the restructuring.

Integrated Network Corporation
- ------------------------------

In addition to the Partnership's right to exercise its warrant for common stocks, the Partnership has an option to sell its common share warrant back to the company for $100,002. Accordingly, this amount is recorded as the fair value at December 31, 1994.

Komag, Inc.
- -----------

In August 1994, the Partnership exercised its warrants without cash and received 5 common shares. Immediately after the warrant exercise, these shares were sold for total proceeds of $128 resulting in a realized loss of $1,122.

MTI Technology Corporation
- --------------------------

System Industries, Inc. (System), a notes receivable portfolio company of the partnership, filed for protection under Chapter 11 of the United States Bankruptcy Code in late 1993. In April 1994, substantially all the assets of System were acquired by MTI. As consideration for the amount due, the Partnership received a new secured note in MTI, cash from certain MTI common shares sold, and received an additional 20,927 shares of MTI common stock. A cost basis of $188,343 was assigned to the common shares received (based on market value at time of issuance), and an unrealized fair value decrease of $113,780 was recorded to reflect the market price for these unrestricted, publicly-traded shares at December 31, 1994.

Pinnacle Systems, Inc.
- ----------------------

In November 1994, Pinnacle Systems, Inc. completed its initial public offering at $8 per share. The Partnership recorded an increase in fair value of $11,664 for its existing warrant investment at December 31, 1994 to reflect the publicly-traded market value for the common stock.

Allegiant Physicians Services, Inc./National Pain Institute, Inc.
- -----------------------------------------------------------------

In August 1994, the Partnership received 63,000 common shares of Allegiant Physicians Services, Inc. (Allegiant) in exchange for its 45,920 common share warrants in National Pain Institute, Inc. (NPI) as a result of Allegiant's acquisition of NPI. The Partnership recorded an unrealized fair value increase of $92,953 to reflect the market price for these unrestricted shares at December 31, 1994.

Resonex, Inc./Resonex Holding Corporation
- -----------------------------------------

In February 1994 the Partnership, together with two affiliated partnerships, assigned their Resonex, Inc. note holdings to Resonex Holding Corporation ("RHC"), a new company wholly-owned by the Partnership and the affiliated partnerships. RHC foreclosed on the assets of Resonex, Inc. The partnerships' ownership of RHC is in proportion to their respective Resonex, Inc. loan balances. The Partnership received 22,804 common shares of RHC in exchange for $400 cash and its share of Resonex, Inc. secured notes totaling $2,082,107. During 1994, a realized loss of $400,000 was recorded based on the Managing General Partner's opinion, reducing the investment book value to $1,682,507 with an estimated fair value of zero at September 30, 1994 pending the results of management actions being taken. The Managing General Partner's intention is to maximize the net realizable value on this investment.

S-TRON
- ------

In late 1994, based on the Managing General Partner's estimate, the fair value of the Partnership's investment had declined. Accordingly, the Partnership recorded a change in fair value decrease of $195,043 on its existing investments at December 31, 1994.

Wasatch Education Systems Corporation
- -------------------------------------

In February 1994, the Partnership increased the borrowing capacity on an accounts receivable line of credit to the company and received 366,667 common share warrants. The Partnership recorded a change in fair value decrease of $280,572 for the company's restricted warrants based on the publicly-traded market price of this investment at December 31, 1994.

In 1993, based on a June 1993 financing round and the relatively low level of common stock trading to set a market price, the fair value for the company's common stock was estimated to be $1.00 per share. Since there has not been a recent round of financing, the publicly-traded market price is used to value warrants at December 31, 1994.

Other Equity Investments
- ------------------------

In 1994, the Partnership realized losses of $30,000 from equity investment write-offs for two portfolio companies not previously discussed above due to discontinued operations or an other than temporary decline in value.

All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities exists.

6.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1994 and 1993, secured notes receivable consisted of:

                                                1994        1993
                                                ----        ----
Secured notes receivable                    $12,069,120   16,290,272
Accrued interest                                514,632      295,700
Unamortized discount                           (198,692)    (323,580)
                                             ----------   ----------
   Secured notes receivable, net
    (cost basis)                             12,385,060   16,262,392

   Allowance for loan losses                 (3,816,000)  (3,677,000)
                                             ----------   ----------

   Secured notes receivable, net
    (fair value)                            $ 8,569,060   12,585,392
                                             ==========   ==========

The 1994 notes were primarily from three portfolio companies in the computers and computer equipment, computer software and systems, and telecommunications industries. The remaining loans were from approximately five companies in a variety of industries. All notes are secured by specific assets of the borrowing company. Interest rates on secured notes receivable at December 31, 1994 ranged from 10% to 21%.

During 1994, approximately $190,000 of accrued interest was converted to equity investments and approximately $154,000 was written off as a result of notes being placed on nonaccrual status.

Changes in the allowance for loan losses were as follows:


                                                 1994        1993
                                                 ----        ----


Balance, beginning of year                  $ 3,677,000    3,559,000
                                              ---------    ---------

Provision for loan losses                     3,633,632      969,776

Secured notes receivable write-downs:
   Computers and computer equipment          (3,465,000)    (575,000)
   Medical                                      (29,632)          --
   Retail/consumer products                          --     (276,776)
                                              ---------    ---------
     Total write-offs                        (3,494,632)    (851,776)
                                              ---------    ---------

Change in net unrealized fair value of
 secured notes receivable                       139,000      118,000
                                              ---------    ---------

Balance, end of year                        $ 3,816,000    3,677,000
                                              =========    =========


The provision for loan losses is generally comprised of realized losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

Notes receivable with a total cost basis of $6,867,764 and $10,078,126 were on nonaccrual status at December 31, 1994 and 1993, respectively, due to uncertainties in the financial condition of certain portfolio companies. The decrease in nonaccrual notes was primarily due to secured note write-downs. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1994 is based on the Managing General Partner's estimate of collectibility of these notes.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

During 1993, the Partnership invested $650,000 in a certificate of deposit (CD) with a financial institution which was recorded as an other investment. The CD was pledged as collateral for a loan between the financial institution and a portfolio company in the computers and computer equipment industry. In August 1994, a decision was made by the Managing General Partner to allow the financial institution to draw on the CD for principal repayment and the secured note was assigned to the Partnership.


The scheduled principal repayments remaining are:

          Year Ending         Principal
          December 31,        Repayments
          -----------         ----------
             1995             $ 6,366,606
             1996               4,742,976
             1997                 375,000
             1998                      --
             1999                 584,538
                               ----------

                              $12,069,120
                               ==========


Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1995. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

7.     Cash and Cash Equivalents
       -------------------------

At December 31, 1994 and 1993, cash and cash equivalents consisted of:


                                                 1994          1993
                                                 ----          ----

Demand and brokerage accounts               $    7,802         28,440
Money-market accounts                        1,914,048      3,041,327
                                             ---------      ---------


     Total                                  $1,921,850      3,069,767
                                             =========      =========


8.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership had unfunded commitments of $484,000 related to accounts receivable lines of credit.

The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. All commitments funded require collateral specified in the agreements.

9.      Litigation and Other Investment Expenses
        ----------------------------------------

Other investment expenses reflect the participated cost of legal action between a third party and a portfolio company in the retail/consumer products industry. The Partnership participated in investments to the portfolio company with an affiliated partnership. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation. At December 31, 1994, the Partnership had accrued expenses of $47,000 for future costs to defend the case.

In late 1992, the portfolio company and the affiliated partnership filed a lawsuit against the third party claiming that the affiliated partnership had the right to take possession of collateral, the price paid was fair and did not interfere with the third party's legal rights. The third party filed a countersuit claiming otherwise and is seeking relief for $2.6 million. An estimate of possible loss cannot be determined at this time; however, the Managing General Partner believes the outcome will not have a material adverse effect on partners' capital. Accordingly, no amounts have been provided in the accompanying financial statements for any possible negative outcome in this matter.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 17, 1995    By:       /s/Frank R. Pope
                              --------------------------------------
                                   Frank R. Pope
                                   Executive Vice President and Chief
                                   Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 17, 1995
- ------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Frank R. Pope           Executive Vice         March 17, 1995
- ------------------------      President, Chief
Frank R. Pope                 Financial Officer,
                              Secretary and a
                              Director of Technology
                              Funding Inc. and a
                              General Partner of
                              Technology Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 17, 1995
- --------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.