Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1995-05-12
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-19221

                TECHNOLOGY FUNDING SECURED INVESTORS III,
                 AN INCOME AND GROWTH PARTNERSHIP, L.P.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3081010
- ------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---  ---

No resale market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                        March 31,      December 31,
                                          1995            1994
                                        --------       -----------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $13,082,928 and
  $12,385,060 in 1995 and 1994,
  respectively)                        $ 8,014,928          8,569,060
 Equity investments (cost basis
  of $4,135,606 and $4,070,004 in
  1995 and 1994, respectively)           1,570,092          1,492,524
                                        ----------         ----------

     Total investments                   9,585,020         10,061,584

Cash and cash equivalents                1,411,254          1,921,850

Due from affiliated partnerships               884                 --

Due from related parties                    38,572                 --

Other assets                                29,892             75,113
                                        ----------         ----------

     Total                             $11,065,622         12,058,547
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    55,822            100,005

Due to affiliated partnerships                  --              1,054

Due to related parties                          --              7,376

Other liabilities                           32,225             32,527
                                        ----------          ---------

     Total liabilities                      88,047            140,962

Commitments and subsequent
 event (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,997
 for both 1995 and 1994)                18,619,206         18,419,721
 General Partners                           (8,117)          (108,656)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable             (5,068,000)        (3,816,000)
   Equity investments                   (2,565,514)        (2,577,480)
                                        ----------         ----------

     Total partners' capital            10,977,575         11,917,585
                                        ----------         ----------

     Total                             $11,065,622         12,058,547
                                        ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                               1995         1994
                                               ----         ----
Income:
 Secured notes receivable interest         $   332,265     215,030
 Short-term investments interest                28,970      28,309
                                             ---------     -------

     Total income                              361,235     243,339

Costs and expenses:
 Management fees                                53,150      76,612
 Amortization of organizational costs               --       2,250
 Other investment expenses                          --      18,761
 Operating expenses:
  Lending operations and investment
   management                                   35,216     172,821
  Administrative and investor
   services                                     48,059      86,226
  Computer services                             16,375      22,045
  Professional fees                              9,203      27,342
  Expenses absorbed by General Partners        (90,048)   (197,742)
                                             ---------     -------

     Total operating expenses                   18,805     110,692
                                             ---------     -------

  Total costs and expenses                      71,955     208,315
                                             ---------     -------

Net operating income                           289,280      35,024

  Net realized gain from sale of
   equity investments                           10,744     426,553
                                             ---------     -------

Net realized income                            300,024     461,577

 Change in net unrealized
  fair value:
   Secured notes receivable                 (1,252,000)    892,000
   Equity investments                           11,966    (845,918)
                                             ---------     -------

Net (loss) income                          $  (940,010)    507,659
                                             =========     =======

Net realized income per Unit               $         1           1
                                             =========     =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                            1995            1994
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $  207,306         116,075
 Cash paid to vendors                      (21,704)       (193,029)
 Cash paid to related parties              (95,463)        (70,087)
 Cash paid to affiliated partnerships       (1,938)       (200,945)
                                         ---------       ---------

  Net cash provided (used) by
    operating activities                    88,201        (347,986)
                                         ---------        --------

Cash flows from investing activities:
 Secured notes receivable issued          (675,000)     (1,095,874)
 Repayments of secured notes receivable     76,203       1,164,041
 Proceeds from sale of equity
   investments                                  --         430,053
 Purchase of equity investments                 --            (400)
                                         ---------       ---------

  Net cash (used) provided by
   investing activities                   (598,797)        497,820
                                         ---------       ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                      --        (304,512)
                                         ---------       ---------

  Net cash used by financing activities         --        (304,512)
                                         ---------       ---------

Net decrease in cash and
 cash equivalents                         (510,596)       (154,678)

Cash and cash equivalents at beginning
 of year                                 1,921,850       3,069,767
                                         ---------       ---------

Cash and cash equivalents at March 31   $1,411,254       2,915,089
                                         =========       =========


See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                  -------------------------------------
                                          1995               1994
                                          ----               ----
Reconciliation of net (loss) income
 to net cash provided (used)
 by operating activities:

Net (loss) income                       $ (940,010)          507,659

Adjustments to reconcile net (loss)
 income to net cash provided (used)
 by operating activities:
  Net realized gain from sale of
    equity investments                     (10,744)         (426,553)
  Change in net unrealized fair value:
    Secured notes receivable             1,252,000          (892,000)
    Equity investments                     (11,966)          845,918
  Other, net                                  (859)           (2,616)

Changes in:
  Accrued interest on secured and
   convertible notes receivable           (153,070)         (124,648)
  Due to/from related parties              (45,948)            3,795
  Accounts payable and accrued expenses    (44,183)           20,818
  Due to/from affiliated partnerships       (1,938)         (200,945)
  Other assets                              45,221           (82,675)
  Other, net                                  (302)            3,261
                                         ---------         ---------

     Net cash provided (used)
       by operating activities          $   88,201          (347,986)
                                         =========         =========

Non-cash investing activities:

Conversion of secured notes
 receivable and interest to
 equity investments                     $       --         2,082,107
                                         =========         =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1995 and December 31, 1994, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:

                                       1995               1994
                                       ----               ----


Management fees                        $ 53,150           76,612
Amortization of organizational costs         --            2,250
Reimbursable operating expenses          86,413          195,012
Expenses absorbed by General Partners   (90,048)        (197,742)


Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at March 31, 1995 and December 31, 1994.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins
May 1st. Beginning May 1, 1994, the limitation was calculated using 1%. This limitation was in effect and expenses absorbed by the General Partners totaled $90,048 for the quarter ended March 31, 1995.

Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1995, $38,572 related to reimbursable expenses was due from related parties, compared to $7,376 due to related parties at December 31, 1994.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1995, due from affiliated partnerships on such participations were $884 compared to $1,054 due to related parties at December 31, 1994. The amounts were paid to and received from such affiliated partnerships in the respective following quarters.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 are included in the 1994 Annual Report. Activity from January 1 through March 31, 1995 consisted of



                                                                     January 1 -
                                                                   March 31, 1995
                                                                 ------------------
                           Investment                            Cost          Fair
Industry/Company               Date       Position               Basis        Value
- ----------------           ----------     --------               -----        -----

Balance at January 1, 1995                                      $4,070,004    1,492,524
                                                                 ---------    ---------

Significant changes:

WARRANTS:
- --------

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.      05/90          2,083 Common
                                           shares at $8.00;
                                           exercised 02/95          (2,500)     (14,164)

STOCKS:
- ------

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.      02/95          1,971 Common
                                           shares                   13,244       31,713

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.               01/95          15,687 Series D
                                           Preferred shares         43,767       43,767
Cyclean of Los Angeles,     03/95          Class A LLC Unit -
 LLC                                       44% ownership            11,091       11,091
                                                                 ---------    ---------

Total significant changes                                           65,602       72,407

Other changes, net                                                       0        5,161
                                                                 ---------    ---------

     Total equity investments at March 31, 1995                 $4,135,606    1,570,092
                                                                 =========    =========




Marketable Equity Securities
- ----------------------------

At March 31, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $236,587 and $225,843, respectively, and aggregate market values of $239,390 and $216,680, respectively. The net unrealized gain/loss at March 31, 1995 and December 31, 1994 included gross gains of $127,109 and $104,617, respectively.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At March 31, 1995, 15,687 shares were fully vested with a recorded cost basis and fair value of $43,767.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by mid-1995.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and the warrant cost basis of $2,500. The Partnership recorded an increase in the change in fair value of $6,805 to reflect this transaction and the market value at March 31, 1995.

Other Equity Investments
- ------------------------

In March 1995, 3Com Corporation ("3Com"), a public company, announced its intention to acquire Primary Access Corporation ("Primary Access"), a Partnership portfolio company. The acquisition is subject to various conditions customary for transactions of this nature and is expected to be completed mid-1995. Upon consummation of the acquisition, the Partnership will receive 3Com common shares in exchange for its Primary Access warrant holdings, which will indicate future liquidity in excess of the current fair value of $6,000 for this investment.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1995 consisted of:

Balance at January 1, 1995                             $ 8,569,060

1995 activity:

 Secured notes receivable issued                           675,000
 Repayments of secured notes receivable                    (76,203)
 Change in accrued interest                                 93,687
 Increase in allowance for loan losses                  (1,252,000)
 Other, net                                                  5,384
                                                         ---------

   Total secured notes receivable,
     net at March 31, 1995                             $ 8,014,928
                                                        ==========


The Partnership had accrued interest of $608,319 and $514,632 at March 31, 1995 and December 31, 1994, respectively.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1995                             $ 3,816,000

Change in net unrealized fair value of secured
 notes receivable                                        1,252,000
                                                         ---------

Balance at March 31, 1995                              $ 5,068,000
                                                         =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $7,539,891 and $6,867,764 were on nonaccrual status at March 31, 1995 and December 31, 1994, respectively, due to uncertainties in the financial condition of certain portfolio companies. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at March 31, 1995 recognizes the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing companies. Interest rates on notes issued during the three months ended March 31, 1995 ranged from 12% to 13%.

5.     Cash and Cash Equivalents
       -------------------------

At March 31, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                                1995          1994
                                                ----          ----

Demand and brokerage accounts               $    6,503          7,802
Money-market accounts                        1,404,751      1,914,048
                                             ---------      ---------

         Total                              $1,411,254      1,921,850
                                             =========      =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $349,471 mostly related to accounts receivable lines of credit.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1995, net cash provided by operations totaled $88,201. The Partnership paid management fees of $53,150 to the Managing General Partner, reimbursed related parties for operating expenses of $42,313 and paid $1,938 to affiliated partnerships for net loan participations. In addition, other operating expenses of $21,704 were paid. The Partnership received $207,306 in interest income.

During the quarter ended March 31, 1995, the partnership issued $675,000 in secured notes receivable primarily to a portfolio company in the computers and computer industry. Repayments of notes receivable provided cash of $76,203. As of March 31, 1995, the Partnership was committed to fund up to $349,471 to existing borrowing companies mostly related to accounts receivable lines of credit.

All management fees which are due have been paid through March 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at March 31, 1995 were $1,411,254. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $940,010 for the quarter ended March 31, 1995 compared to a net income of $507,659 for the same period in 1994. The change was primarily due to a $2,144,000 decrease in the change in net unrealized fair value of secured notes receivable and a $415,809 decrease in net realized gain from sale of equity investments. These changes were partially offset by a $857,884 increase in the change in net unrealized fair value of equity investments, a $117,896 increase in total income, and a $91,887 decrease in total operating expenses.

The Partnership recorded a fair value decrease in secured notes receivable of $1,252,000 for the three months ended March 31, 1995 compared to an increase of $892,000 for the same period in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The increase in 1994 was primarily due to the conversion of notes receivable at fair values lower than cost to equity investments for a portfolio company in the medical industry.

The Partnership recorded a net realized gain from sale of equity investments of $10,744 for the three months ended March 31, 1995 related to the net exercise of Pinnacle warrants. During the same period in 1994, a net gain of $426,553 was realized related to the sale of Alantec.

In 1995, the fair value of equity investments reflected a net increase in the Partnership's holdings. During the quarter ended March 31 1995, the increase was $11,966, compared to a decrease of $845,918 in 1994 primarily due to the conversion of notes receivable to equity investments as discussed above.

Total income was $361,235 and $243,339 during the three months ended March 31, 1995 and 1994, respectively. The increase was primarily attributable to cash interest payments on a secured note receivable from a portfolio company in the computer software and systems industry which had been on nonaccrual status.

Operating expenses were $18,805 and $110,692 for the three months ended March 31, 1995 and 1994, respectively. As explained in Note 2 to the financial statements, the Partnership may not reimburse the general partners for annual expenses that aggregate more than a certain percentage of total limited partner capital contributions. The limitation is calculated over an operating year beginning May 1. The General Partners absorbed $90,048 and $197,742 for the three months ended March 31, 1995 and 1994, respectively. Had the limitation not been in effect, total operating expenses during the three months ended March 31, 1995 and 1994 would have been $108,853 and $308,434, respectively. The decrease was mainly due to lower lending operations and investment management expense resulting from reduced collection costs and lower overall portfolio activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

                              SIGNATURES
                              ----------

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer