Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1995-08-11
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

                                      (unaudited)
                                        June 30,           December 31,
                                          1995                1994
                                        --------           -----------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $9,891,795 and
  $12,385,060 in 1995 and 1994,
  respectively)                        $ 5,052,795          8,569,060
 Equity investments (cost basis
  of $4,101,161 and $4,070,004 in
  1995 and 1994, respectively)           4,365,383          1,492,524
                                        ----------         ----------

     Total investments                   9,418,178         10,061,584

Cash and cash equivalents                1,245,099          1,921,850

Other assets                               189,194             75,113
                                        ----------         ----------

     Total                             $10,852,471         12,058,547
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    36,394            100,005

Due to affiliated partnerships               9,184              1,054

Due to related parties                      23,413              7,376

Other liabilities                           32,057             32,527
                                        ----------          ---------

     Total liabilities                     101,048            140,962

Commitments and subsequent
 event (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,997
 for both 1995 and 1994)                15,464,706         18,419,721
 General Partners                         (138,505)          (108,656)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable             (4,839,000)        (3,816,000)
   Equity investments                      264,222         (2,577,480)
                                        ----------         ----------

     Total partners' capital            10,751,423         11,917,585
                                        ----------         ----------

     Total                             $10,852,471         12,058,547
                                        ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                                For the Three               For the Six
                                                 Months Ended               Months Ended
                                                   June 30,                   June 30,
                                        -------------------------      -----------------------
                                             1995         1994            1995          1994
                                             ----         ----            ----          ----
Income:
 Secured notes receivable interest       $   122,879       391,594       455,144        606,624
 Short-term investments interest              14,800        26,226        43,770         53,212
 Other income                                  4,450         2,469         4,450          3,792
                                           ---------     ---------     ---------      ---------

     Total income                            142,129       420,289       503,364        663,628

Costs and expenses:
 Management fees                              50,599        76,927       103,749        153,539
 Amortization of organizational costs             --           750            --          3,000
 Other investment expenses                   120,655       110,824       120,655        129,585
 Operating expenses:
  Lending operations and investment
   management                                 53,912       (44,425)       89,128        128,396
  Administrative and investor
   services                                   76,414        78,942       124,473        165,168
  Computer services                           15,696        16,098        32,071         43,440
  Professional fees                           14,608        11,362        23,811         33,407
  Expenses (absorbed by) reimbursed to
   General Partners                          (39,739)       78,694      (129,787)      (119,048)
                                           ---------     ---------     ---------      ---------

     Total operating expenses                120,891       140,671       139,696        251,363
                                           ---------     ---------     ---------      ---------

  Total costs and expenses                   292,145       329,172       364,100        537,487
                                           ---------     ---------     ---------      ---------

Net operating (loss) income                 (150,016)       91,117       139,264        126,141

  Net realized gain from sales of
   equity investments                        288,655            --       299,399        426,553
  Realized losses from investment
   write-downs                            (3,423,527)   (3,894,632)   (3,423,527)    (3,894,632)
                                           ---------     ---------     ---------      ---------

Net realized loss                         (3,284,888)   (3,803,515)   (2,984,864)    (3,341,938)

 Change in net unrealized
  fair value:
   Secured notes receivable                  229,000       174,000    (1,023,000)     1,066,000
   Equity investments                      2,829,736       500,234     2,841,702       (345,684)
                                           ---------     ---------     ---------      ---------

Net loss                                 $  (226,152)   (3,129,281)   (1,166,162)    (2,621,622)
                                           =========     =========     =========      =========

Net realized loss per Unit               $        (8)           (9)           (7)            (8)
                                           =========     =========     =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                            1995            1994
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $   377,965        371,582
 Cash paid to vendors                      (284,976)      (333,602)
 Cash paid to related parties              (141,249)      (290,966)
 Cash received from affiliated
  partnerships                                8,130         41,832
 Reimbursement of collection expenses
  received from a portfolio company              --        187,441
                                          ---------      ---------

  Net cash used by operating activities     (40,130)       (23,713)
                                          ---------      ---------

Cash flows from investing activities:
 Secured notes receivable issued           (999,134)    (2,661,198)
 Repayments of secured notes receivable      96,723      2,885,843
 Proceeds from sales of equity
   investments                              266,261        430,053
 Purchase of equity investments                (471)       (34,323)
                                          ---------      ---------

  Net cash (used) provided by
   investing activities                    (636,621)       620,375
                                          ---------      ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                       --       (574,167)
                                          ---------      ---------

  Net cash used by financing activities          --       (574,167)
                                          ---------      ---------

Net (decrease) increase in cash
 and cash equivalents                      (676,751)        22,495

Cash and cash equivalents at beginning
 of year                                  1,921,850      3,069,767
                                          ---------      ---------

Cash and cash equivalents at June 30    $ 1,245,099      3,092,262
                                          =========      =========


See accompanying notes to financial statements.

- -----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                          1995               1994
                                          ----               ----
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $(1,166,162)        (2,621,622)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of
    equity investments                     (299,399)          (426,553)
  Realized losses from investment
   write-downs                            3,423,527          3,894,632
  Change in net unrealized fair value:
    Secured notes receivable              1,023,000         (1,066,000)
    Equity investments                   (2,841,702)           345,684
  Other, net                                 (4,002)            (4,514)

Changes in:
  Accrued interest on secured and
   convertible notes receivable             (31,397)          (287,532)
  Due to/from related parties
   and affiliated partnerships               24,167            152,722
  Accounts payable and accrued expenses     (63,611)           102,226
  Other assets                             (114,081)          (120,394)
  Other, net                                  9,530              7,638
                                          ---------          ---------

     Net cash used by operating
       activities                       $   (40,130)           (23,713)
                                          =========          =========

Non-cash investing activities:

Conversion of secured notes
 receivable to equity
 investments                            $ 2,908,450          2,082,107
                                          =========          =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and six months ended June 30, 1995 and 1994, and Statements of Cash Flows for the six months ended June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement those included in the Annual Report on Form 10-
K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:

                                       1995               1994
                                       ----               ----


Management fees                        $ 103,749         153,539
Amortization of organizational costs          --           3,000
Reimbursable operating expenses          183,324         367,365
Expenses absorbed by General Partners   (129,787)       (119,048)


Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at June 30, 1995 and December 31, 1994.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins
May 1st. Beginning May 1, 1994, the limitation was calculated using 1%. This limitation was in effect and expenses absorbed by the General Partners totaled $129,787 for the six months ended June 30, 1995.

Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1995 and December 31, 1994, due to related parties for such expenses totaled $23,413 and $7,376, respectively. Both amounts were paid in the respective subsequent quarters.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At June 30, 1995 and December 31, 1994, the amounts due to affiliated partnerships were $9,184 and $1,054, respectively. These amounts were paid to such affiliated partnerships in the following respective quarters.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is included in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of



                                                                     January 1 -
                                                                    June 30, 1995
                                                                 ------------------
                           Investment                            Cost          Fair
Industry/Company               Date       Position               Basis        Value
- ----------------           ----------     --------               -----        -----

Balance at January 1, 1995                                     $ 4,070,004    1,492,524
                                                                 ---------    ---------

Significant changes:

WARRANTS:
- --------

Computers and Computer Equipment
- --------------------------------
Pinnacle Systems, Inc.      05/90          2,083 Common
                                           shares at $8.00;
                                           exercised 02/95          (2,500)     (14,164)

Computer Software and Systems
- -----------------------------
Datalogix International,    01/92          35,575 Common
 Inc.                                      shares at $1.87;
                                           exercised 06/95         (20,000)     (20,000)

Telecommunications
- ------------------
Integrated Network          06/91          5,883 Common
 Corporation                               shares at $17.00;
                                           expiring 06/96          (10,000)    (100,002)
Primary Access              10/90          30,000 Common
 Corporation                               shares at $2.25;
                                           exercised 06/95          (6,000)      (6,000)

STOCKS:
- ------

Computers and Computer Equipment
- --------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                        0      (17,851)
Wasatch Education           06/95          2,908,450 Series C
 Systems Corporation                       Preferred shares      2,908,450    2,908,450

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.               01/95          27,475 Series D
                                           Preferred shares         76,656       76,656
Cyclean of Los Angeles,     03/95          Class A LLC Unit -
 LLC                                       44% ownership            11,091       11,091

Medical
- -------
Allegiant Physicians        08/94          63,000 Common
 Services, Inc.                            shares                        0      (22,953)
Resonex Holding             02/94          22,804 Common
 Corporation                               shares               (1,682,507)           0

Retail/Consumer Products
- ------------------------
S-Tron                      05/93          Subordinated note,
                                           $390,000 principal
                                           amount                 (392,015)    (130,316)
S-Tron                      05/93          3,650,356 Series 1
                                           and 2 Preferred
                                           shares                 (914,127)    (201,551)

Telecommunications
- ------------------
3Com Corporation            06/95          5,222 Common
                                           shares                   55,474      349,913
3Com Corporation            06/95          580 Common shares
                                           in escrow account         6,164       38,879
                                                                 ---------    ---------

Total significant changes                                           30,686    2,872,152

Other changes, net                                                     471          707
                                                                 ---------    ---------

     Total equity investments at June 30, 1995                 $ 4,101,161    4,365,383
                                                                 =========    =========




Marketable Equity Securities
- ----------------------------

At June 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $284,981 and $225,843, respectively, and aggregate market values of $550,504 and $216,680, respectively. The net unrealized gain (loss) at June 30, 1995 and December 31, 1994 included gross gains of $397,154 and $104,617, respectively.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At June 30, 1995, 27,475 shares were fully vested with a recorded cost basis and fair value of $76,656.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by late 1995.

Datalogix International, Inc.
- -----------------------------

In June 1995, Datalogix International, Inc. completed its initial public offering. The Partnership exercised its warrant without cash and sold all of its resulting common shares in the company for total proceeds of $228,812 and a realized gain of $208,812. Approximately $28,600 of the sale proceeds were recorded as an unsettled trade at June 30, 1995 and is included in "other assets" on the Balance Sheets.

Integrated Network Corporation
- ------------------------------

During June 1995, the Partnership exercised its option to sell half of its warrant holdings to the company for $100,000 and realized warrant income of $90,000, which was included in "secured notes receivable interest income" on the Statements of Operations. As the cash was received subsequent to the quarter end, the $100,000 was included in "other assets" on the Balance Sheets at June 30, 1995. The Partnership does not have this option for its remaining warrant.

Pinnacle Systems, Inc.
- ----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. The recorded cost basis of $13,244 included a realized gain of $10,744 and a warrant cost basis of $2,500. In May 1995, the Partnership sold the common shares for total proceeds of $37,449 and realized a gain of $24,205.

Primary Access Corporation/3Com Corporation
- -------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 25,205 shares of Primary Access common stock with a cost basis of $61,638, which reflects a realized gain of $55,638 and a warrant cost basis of $6,000. Upon the acquisition, these shares were then exchanged for 5,802 3Com common shares, of which 580 shares are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $327,154 to reflect this transaction and the market value at June 30, 1995.

Subsequent to June 30, 1995, the Partnership sold 5,222 common shares for total proceeds of $359,725 and a realized gain of $304,251.

Resonex Holding Corporation
- ---------------------------

Resonex Holding Corporation is currently obtaining bids from potential acquirers as this is determined to be the best option for the company. Based on the opinion of the Managing General Partner, there has been a decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 was written off.

S-Tron
- ------

The company was unsuccessful in its recent efforts to obtain a major government contract; as a result, operations will likely cease by year end. Based on the Managing General Partner's opinion, the fair value of the Partnership's investment has declined. Accordingly, the Partnership has written off the cost basis of its Preferred stock investment of $914,127 and recorded a write-down of $392,015 on its subordinated note investment.

Wasatch Education Systems Corporation
- -------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $2,908,450 into 2,908,450 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed all accrued interest totaling $631,019.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market fluctuations and the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investments in MTI Technology Corporation and Allegiant Physicians Services, Inc. are unrestricted.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1995 consisted of:

Balance at January 1, 1995                             $ 8,569,060

1995 activity:

 Secured notes receivable issued                           999,134
 Repayments of secured notes receivable                    (96 723)
 Secured notes receivable converted
  to equity investments                                 (2,908,450)
 Write-off or reversal of accrued interest                (631,019)
 Increase in accrued interest                              168,185
 Increase in allowance for loan losses                  (1,023,000)
 Other, net                                                (24,392)
                                                         ---------

   Total secured notes receivable,
     net at June 30, 1995                              $ 5,052,795
                                                         =========


The Partnership had accrued interest of $51,798 and $514,632 at June 30, 1995 and December 31, 1994, respectively.

Refer to Note 3, Equity Investments, for disclosure regarding secured notes receivable converted to equity investments and write-off or reversal of accrued interest.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1995                             $3,816,000

Change in net unrealized fair value of secured
 notes receivable                                       1,023,000
                                                        ---------

Balance at June 30, 1995                               $4,839,000
                                                        =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $7,966,802 and $6,867,764 were on nonaccrual status at June 30, 1995 and December 31, 1994, respectively, due to uncertainties in the financial condition of certain portfolio companies. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at June 30, 1995 recognizes the Managing General Partner's estimate of the collectibility of these notes.

All notes are secured by specific assets of the borrowing companies. Interest rates on notes issued during the six months ended June 30, 1995 ranged from 10% to 14%.

5.     Cash and Cash Equivalents
       -------------------------

At June 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                                1995          1994
                                                ----          ----

Demand and brokerage accounts               $    3,799          7,802
Money-market accounts                        1,241,300      1,914,048
                                             ---------      ---------

         Total                              $1,245,099      1,921,850
                                             =========      =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments of $323,201 related to bridge and term note financings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1995, net cash used by operating activities totaled $40,130. The Partnership paid management fees of $103,749 to the Managing General Partner, reimbursed related parties for operating expenses of $37,500 and received $8,130 from affiliated partnerships for net loan participations. In addition, other operating expenses of $284,976 were paid. The Partnership received $377,965 in interest income.

During the six months ended June 30, 1995, the partnership issued $999,134 in secured notes receivable primarily to a portfolio company in the computers and computer industry. Repayments of notes receivable provided cash of $96,723 and proceeds from sales of equity investments totaled $266,261. As of June 30, 1995, the Partnership was committed to fund up to $323,201 to existing borrowing companies related to bridge and term note financings.

All management fees which are due have been paid through June 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Subsequent to June 30, 1995, the Partnership sold 5,222 3Com Corporation common stares for total proceeds of $359,725.

Cash and cash equivalents at June 30, 1995 were $1,245,099. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net losses were $226,152 and $3,129,281 for the quarters ended June 30, 1995 and 1994, respectively. The change was substantially due to a $2,329,502 increase in the change in the net unrealized fair value of equity investments, a $471,105 decrease in realized losses from investment write-downs, and a $288,655 increase in net realized gain from sales of equity investments. These changes were partially offset by a $268,715 decrease in secured notes receivable interest income.

During the quarter ended June 30, 1995, the increase in fair value of $2,829,736 was primarily due to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost. In 1994, the increase of $500,234 was primarily due to the write-down of a portfolio company in the medical industry as the investment had also been reflected with a fair value less than cost and a fair value increase for a portfolio company in the computers and computer equipment industry.

During the quarters ended June 30, 1995 and 1994, the realized losses from investment write-downs totaled $3,423,527 and $3,894,632, respectively. In 1995, the realized losses were primarily related to equity investments in the medical and retail/consumer products industries. Realized losses in 1994 primarily related to secured notes receivable to a portfolio company in the computers and computer equipment industry.

During the quarter ended June 30, 1995, the Partnership realized a $288,655 gain primarily from the sale of equity investments in Datalogix International, Inc. and the non-cash exercise of the Primary Access Corporation warrant. No such gain was realized during the same period in 1994.

In 1995, the secured notes receivable interest income of $122,879 included nonrecurring warrant income of $90,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income would have been $32,879 without such income, compared to $391,594 during the quarter ended June 30, 1994. The decrease was primarily due to the reversal of 1995 interest accrual on secured notes receivable to Wasatch Education Systems Corporation as discussed in Note 3 to the financial statements. In addition, the 1994 income was higher partially due to a cash collection of approximately $158,000 in interest income from a portfolio company in the computer software and systems industry that was previously on nonaccrual status.

Total operating expenses were $120,891 and $140,671 for the quarters ended June 30, 1995 and 1994, respectively. For the three months ended June 30, 1995, the General Partners absorbed $39,739 as explained in
Note 2 to the financial statements, compared to $78,694 reimbursed to General Partners in 1994 due to recoveries of prior collection expenses. During the three months ended June 30, 1994, the Partnership received a reimbursement of $187,441 in collection expenses from a portfolio company in the computers and computer equipment industry, of which approximately $130,000 related to expenses incurred prior to December 31, 1993. Lending operations and investment management expenses have been reduced by this amount with a corresponding reduction to expenses absorbed by General Partners. Had the limitation not been in effect and the June 1994 recovery not been received, total operating expenses for the three months ended June 30, 1995 and 1994 would have been $160,630 and $190,344, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net loss was $1,166,162 and $2,621,622 for the six months ended June 30, 1995 and 1994, respectively. The decrease in net loss was substantially due to a $3,187,386 increase in the change in the net unrealized fair value of equity investments and a $471,105 decrease in realized losses from investment write-downs. These changes were partially offset by a $2,089,000 decrease in the change in net unrealized fair value of secured notes receivable.

In 1995, the increase in fair value of $2,841,702 was primarily due to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost. During the six months ended June 30, 1994, the decrease of $345,684 was primarily due to the conversion of notes receivable to equity investments for a portfolio company in the medical industry as discussed below.

During the six months ended June 30, 1995 and 1994, the Partnership realized losses from investments write-downs of $3,423,527 and $3,894,632, respectively. Realized losses in 1995 primarily related to equity investments in medical and retail/consumer products industries. Realized losses in 1994 primarily related to a portfolio company in the computers and computer equipment industry.

In 1995, the Partnership recorded a decrease in the fair value of secured notes receivable of $1,023,000, compared to an increase of $1,066,000 in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1994 increase primarily related to the conversion of notes receivable to equity investments for a portfolio company in the medical industry.

Total operating expenses were $139,696 and $251,363 for the six months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, the General Partners absorbed $129,787 and $119,048, respectively. Had the limitation not been in effect, and had the recovery of approximately $130,000 of operating expenses described in the above section not occurred, total operating expenses for the six months ended June 30, 1995 and 1994 would have been $269,483 and $498,778, respectively. The decrease was primarily due to lower lending operations and investment management expenses due to lower overall portfolio activity.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer