Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1995-11-13
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-19221

                TECHNOLOGY FUNDING SECURED INVESTORS III,
                 AN INCOME AND GROWTH PARTNERSHIP, L.P.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3081010
------------------------------      ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                      September 30,        December 31,
                                          1995                1994
                                        --------           -----------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $8,855,879 and
  $12,385,060 in 1995 and 1994,
  respectively)                        $ 4,737,879          8,569,060
 Equity investments (cost basis
  of $4,061,076 and $4,070,004 in
  1995 and 1994, respectively)           3,996,758          1,492,524
                                        ----------         ----------

     Total investments                   8,734,637         10,061,584

Cash and cash equivalents                1,969,995          1,921,850

Other assets                                59,284             75,113
                                        ----------         ----------

     Total                             $10,763,916         12,058,547
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    52,930            100,005

Due to affiliated partnerships                  --              1,054

Due to related parties                       6,845              7,376

Other liabilities                           30,873             32,527
                                        ----------          ---------

     Total liabilities                      90,648            140,962

Commitments (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,997
  for both 1995 and 1994)               14,998,797         18,419,721
 General Partners                         (143,211)          (108,656)
 Net unrealized fair value decrease
  from cost:
   Secured notes receivable             (4,118,000)        (3,816,000)
   Equity investments                      (64,318)        (2,577,480)
                                        ----------         ----------

     Total partners' capital            10,673,268         11,917,585
                                        ----------         ----------

     Total                             $10,763,916         12,058,547
                                        ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three               For the Six
                                                 Months Ended               Months Ended
                                                 September 30,              September 30,
                                        -------------------------      -----------------------
                                             1995         1994            1995          1994
                                             ----         ----            ----          ----
Income:
 Secured notes receivable interest       $   472,930       317,371       928,074        923,995
 Short-term investments interest              26,840        35,743        70,610         88,955
 Other income                                     --        12,866         4,450         16,658
                                           ---------     ---------     ---------      ---------

     Total income                            499,770       365,980     1,003,134      1,029,608

Costs and expenses:
 Management fees                              49,225        59,884       152,974        213,423
 Amortization of organizational costs             --            --            --          3,000
 Other investment expenses                    76,379            --       197,034        129,585
 Operating expenses:
  Lending operations and investment
   management                                 32,073        30,288       121,201        158,684
  Administrative and investor
   services                                   45,407        61,772       169,880        226,940
  Computer services                           16,350        19,059        48,421         62,499
  Professional fees                           16,293        10,534        40,104         43,941
  Expenses reimbursed to (absorbed by)
   General Partners                               --        23,821      (129,787)       (95,227)
                                           ---------     ---------     ---------      ---------

     Total operating expenses                110,123       145,474       249,819        396,837
                                           ---------     ---------     ---------      ---------

  Total costs and expenses                   235,727       205,358       599,827        742,845
                                           ---------     ---------     ---------      ---------

Net operating income                         264,043       160,622       403,307        286,763

  Net realized gain (loss) from sales of
   equity investments                        339,267        (1,122)      638,666        425,431
  Realized losses from investment
   write-downs                            (1,073,925)     (173,813)   (4,497,452)    (4,068,445)
                                           ---------     ---------     ---------      ---------

Net realized loss                           (470,615)      (14,313)   (3,455,479)    (3,356,251)

 Change in net unrealized
  fair value:
   Secured notes receivable                  721,000        11,000      (302,000)     1,077,000
   Equity investments                       (328,540)   (1,149,039)    2,513,162     (1,494,723)
                                           ---------     ---------     ---------      ---------

Net loss                                 $   (78,155)   (1,152,352)   (1,244,317)    (3,773,974)
                                           =========     =========     =========      =========

Net realized loss per Unit               $        (1)           --            (9)            (8)
                                           =========     =========     =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                            1995            1994
                                            ----            ----

Cash flows from operating activities:
 Interest and other income received     $   976,625        713,634
 Cash paid to vendors                      (345,255)      (434,284)
 Cash paid to related parties              (287,504)      (604,945)
 Cash (paid to) received from affiliated
  partnerships                               (1,553)        20,499
 Reimbursement of collection expenses
  received from a portfolio company              --        187,441
                                          ---------      ---------

  Net cash provided (used) by
   operating activities                     342,313       (117,655)
                                          ---------      ---------

Cash flows from investing activities:
 Secured notes receivable issued         (1,138,035)    (3,400,046)
 Repayments of secured notes receivable     165,836      3,079,852
 Proceeds from sales of equity
   investments                              678,502        430,181
 Purchase of equity investments                (471)       (34,323)
                                          ---------      ---------

  Net cash (used) provided by
   investing activities                    (294,168)        75,664
                                          ---------      ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                       --       (574,167)
                                          ---------      ---------

  Net cash used by financing activities          --       (574,167)
                                          ---------      ---------

Net increase (decrease) in cash
 and cash equivalents                        48,145       (616,158)

Cash and cash equivalents at beginning
 of year                                  1,921,850      3,069,767
                                          ---------      ---------

Cash and cash equivalents at
 September 30                           $ 1,969,995      2,453,609
                                          =========      =========


See accompanying notes to financial statements.

-----------------------------------------------

                                 For the Nine Months Ended September 30,
                                 --------------------------------------
                                          1995               1994
                                          ----               ----
Reconciliation of net loss
 to net cash provided (used) by
 operating activities:

Net loss                                $(1,244,317)        (3,773,974)

Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
  Net realized gain from sales of
    equity investments                     (638,666)          (425,431)
  Realized losses from investment
   write-downs                            4,497,452          4,068,445
  Change in net unrealized fair value:
    Secured notes receivable                302,000         (1,077,000)
    Equity investments                   (2,513,162)         1,494,723
  Amortization of discount on secured
   notes receivable and organizational
   costs                                     (4,589)            (8,174)

Changes in:
  Accrued interest on secured and
   convertible notes receivable             (31,920)          (304,800)
  Due to/from related parties                  (531)            26,144
  Due to/from affiliated partnerships        (1,553)            20,499
  Accounts payable and accrued expenses     (47,075)            18,915
  Other assets                               16,328           (166,243)
  Other, net                                  8,346              9,241
                                          ---------          ---------

     Net cash provided (used) by
       operating activities             $   342,313           (117,655)
                                          =========          =========

Non-cash investing activities:

Conversion of secured notes
 receivable and accrued interest
 to equity investments                  $ 2,908,450          2,082,107
                                          =========          =========

Conversion of other investments to
 secured notes receivable               $        --            650,000
                                          =========          =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1995 and December 31, 1994, and the related Statements of Operations for the three and nine months ended September 30, 1995 and 1994, and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement those included in the Annual Report on Form 10-K. Certain 1994 balances have been reclassified to conform with the 1995 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:

                                       1995               1994
                                       ----               ----


Management fees                        $ 152,974        213,423
Amortization of organizational costs          --          3,000
Reimbursable operating expenses          263,786        455,848
Expenses absorbed by General Partners   (129,787)       (95,227)


Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at September 30, 1995 and December 31, 1994.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins
May 1st. Beginning May 1, 1994, the limitation was calculated using 1%. This limitation was in effect and expenses absorbed by the General Partners totaled $129,787 and $95,227 for the nine months ended September 30, 1995 and 1994, respectively.

Certain reimbursable expenses have been accrued and allocated based upon interim estimates prepared by the Managing General Partner and are adjusted to actual costs periodically. At September 30, 1995 and December 31, 1994, due to related parties for such expenses totaled $6,845 and $7,376, respectively. Both amounts were paid in the respective subsequent quarters.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At September 30, 1995, due from affiliated partnerships was $499 (included in "other assets"), compared to due to affiliated partnerships of $1,054 at December 31, 1994. These amounts were received from or paid to such affiliated partnerships in the following respective quarters.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is included in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of



                                                                     January 1 -
                                                                 September 30, 1995
                                                                 ------------------
                           Investment                            Cost          Fair
Industry/Company               Date       Position               Basis        Value
----------------           ----------     --------               -----        -----

Balance at January 1, 1995                                     $ 4,070,004    1,492,524
                                                                 ---------    ---------

Significant changes:

WARRANTS:
--------

Computers and Computer Equipment
--------------------------------
Pinnacle Systems, Inc.      05/90          2,083 Common
                                           shares at $8.00;
                                           exercised 02/95          (2,500)     (14,164)

Computer Software and Systems
-----------------------------
Datalogix International,    01/92          35,575 Common
 Inc.                                      shares at $1.87;
                                           exercised 06/95         (20,000)     (20,000)

Telecommunications
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

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                        0       (5,504)
Wasatch Education           06/95          2,908,450 Series C
 Systems Corporation                       Preferred shares      2,908,450    2,908,450

Industrial/Business Automation
------------------------------
Cyclean, Inc.               01/95          39,263 Series D
                                           Preferred shares        109,545      109,545
Cyclean of Los Angeles,     03/95          Class A LLC Unit -
 LLC                                       44% ownership            11,091       11,091

Medical
-------
Allegiant Physicians        08/94          31,500 Common
 Services, Inc.                            shares                  (17,500)     (75,453)
Resonex Holding             02/94          22,804 Common
 Corporation                               shares               (1,682,507)           0

Retail/Consumer Products
------------------------
S-Tron                      05/93          Subordinated note (1),
                                           $390,000 principal
                                           amount                 (392,015)    (130,316)
S-Tron                      05/93          3,650,356 Series 1
                                           and 2 Preferred
                                           shares                 (914,127)    (201,551)

Telecommunications
------------------
3Com Corporation            06/95          580 Common shares
                                           in escrow                 6,164       26,631
                                                                 ---------    ---------

Total significant changes                                           (9,399)  (2,502,727)

Other changes, net                                                     471        1,507
                                                                 ---------    ---------

     Total equity investments at September 30, 1995            $ 4,061,076    3,996,758
                                                                 =========    =========

(1) Subordinated note includes accrued interest.  The subordinated note interest rate was 6%.




Marketable Equity Securities
----------------------------

At September 30, 1995 and December 31, 1994, marketable equity securities had aggregate costs of $212,007 and $225,843, respectively, and aggregate market values of $148,990 and $216,680, respectively. The net unrealized loss at September 30, 1995 and December 31, 1994 included gross gains of $56,267 and $104,617, respectively.

Allegiant Physician Services, Inc.
----------------------------------

In August 1995, the Partnership exercised its option to sell half of its common stock holdings to the company for $52,500 and realized a gain of $35,000. The Partnership has retained its option to sell the remaining unrestricted shares at a later date.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At September 30, 1995, 39,263 shares were fully vested with a recorded cost basis and fair value of $109,545.

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

Integrated Network Corporation
------------------------------

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

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 25,205 shares of Primary Access common stock with a cost basis of $61,638, which reflects a realized gain of $55,638 and a warrant cost basis of $6,000. Upon the acquisition, these shares were then exchanged for 5,802 3Com common shares, of which 5,222 shares were sold for total proceeds of $359,741 and a realized gain of $304,267 in July 1995. The remaining 580 shares are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $20,467 to reflect the above transactions and the market value at September 30, 1995.

Resonex Holding Corporation
---------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from potential licensees. The company will wind down its operations by year end. Based on the opinion of the Managing General Partner, there has been a decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 and secured notes receivable investments totaling $1,073,925 were written off.

S-Tron
------

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

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $2,908,450 into 2,908,450 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed all accrued interest totaling $631,019. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's investment in MTI Technology Corporation is unrestricted.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through September 30, 1995 consisted of:

Balance at January 1, 1995                             $ 8,569,060

1995 activity:

 Secured notes receivable issued                         1,138,035
 Repayments of secured notes receivable                   (165,836)
 Secured notes receivable converted
  to equity investments                                 (2,908,450)
 Write-off of secured notes receivable                  (1,073,925)
 Write-off or reversal of accrued interest                (631,019)
 Increase in accrued interest                              168,708
 Increase in allowance for loan losses                    (302,000)
 Other, net                                                (56,694)
                                                         ---------

   Total secured notes receivable,
     net at September 30, 1995                         $ 4,737,879
                                                         =========


The Partnership had accrued interest of $52,321 and $514,632 at September 30, 1995 and December 31, 1994, respectively.

Refer to Note 3, Equity Investments, for disclosure regarding secured notes receivable converted to equity investments, write-off of secured notes receivable, and write-off or reversal of accrued interest.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1995                             $3,816,000
                                                        ---------

Provision for loan losses                               1,375,925

Secured notes receivable write-downs:
  Medical                                              (1,073,925)
                                                        ---------

Change in net unrealized fair value of secured
 notes receivable                                         302,000
                                                        ---------

Balance at September 30, 1995                          $4,118,000
                                                        =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Notes aggregating $6,962,663 and $6,867,764 were on nonaccrual status at September 30, 1995 and December 31, 1994, respectively, due to uncertainties in the financial condition of certain portfolio companies. The Managing General Partner continues to monitor the progress of companies with nonaccrual notes. The fair value at September 30, 1995 recognizes the Managing General Partner's estimate of the collectibility of these notes.

All notes are secured by specific assets of the borrowing companies. Interest rates on notes issued during the nine months ended September 30, 1995 ranged from 10% to 14%.

5.     Cash and Cash Equivalents
       -------------------------

At September 30, 1995 and December 31, 1994, cash and cash equivalents consisted of:


                                                1995          1994
                                                ----          ----

Demand and brokerage accounts               $    2,373          7,802
Money-market accounts                        1,967,622      1,914,048
                                             ---------      ---------

         Total                              $1,969,995      1,921,850
                                             =========      =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments of $114,300 related to bridge and term note financings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1995, net cash provided by operating activities totaled $342,313. The Partnership paid management fees of $152,974 to the Managing General Partner, reimbursed related parties for operating expenses of $134,530 and paid $1,553 to affiliated partnerships for net loan participations. In addition, other operating expenses of $345,255 were paid. The Partnership received $976,625 in interest and other income.

During the nine months ended September 30, 1995, the Partnership issued $1,138,035 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of notes receivable provided cash of $165,836 and proceeds from sales of equity investments totaled $678,502. As of September 30, 1995, the Partnership was committed to fund up to $114,300 related to bridge and term note financings to existing borrowing companies.

All management fees which are due have been paid through September 30, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at September 30, 1995 were $1,969,995. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $78,155 and $1,152,352 for the quarters ended September 30, 1995 and 1994, respectively. The change was primarily due to an $820,499 increase in the change in net unrealized fair value of equity investments, a $710,000 increase in the change in net unrealized fair value of secured notes receivable, and a $340,389 increase in net realized gain from sales of equity investments. These changes were partially offset by a $900,112 increase in realized losses from investment write-downs.

The change in the fair value of equity investments reflected a net increase in the fair value of the Partnership's holdings. During the quarter ended September 30, 1995, the decrease of $328,540 was mostly due to the sale of 3Com Corporation as gains were realized. During the quarter ended September 30, 1994, the decrease of $1,149,039 was mostly due to a portfolio company in the medical industry.

The Partnership recorded increases of $721,000 and $11,000 in the fair value of secured notes receivable during the quarters ended September 30, 1995 and 1994, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1995 increase was primarily due to the write-down of secured notes receivable from a portfolio company in the medical industry as this investment had been reflected with fair value less than cost.

During the quarter ended September 30, 1995, net realized gain from sales of equity investments of $339,267 primarily related to the sale of 3Com Corporation. Losses of $1,122 were realized in 1994.

The Partnership recorded realized losses from investment write-downs of $1,073,925 and $173,813 during the third quarters of 1995 and 1994, respectively. These write-downs were primarily related to secured notes receivable from portfolio companies in the medical and industrial/business automation industries.

Secured notes receivable interest income were $472,930 and $317,371 during the quarters ended September 30, 1995 and 1994, respectively.
The increase was primarily due to the receipt of a secured note receivable interest payment from a portfolio company in the computer software and systems industry which had been on nonaccrual status. This increase was partially offset by a decrease in interest income as a result of lower notes receivable balances.

Other investment expenses were $76,379 for the quarter ended September 30, 1995, related to legal proceedings with a third party for a portfolio company in the retail/consumer products industry. The
Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. There were no such costs in the same period in 1994.

Total operating expenses were $110,123 and $145,474 for the quarters ended September 30, 1995 and 1994, respectively. During the three months ended September 30, 1994, the Partnership received a reimbursement of approximately $28,000 in collection expenses, of which $23,821 related to expenses incurred during the prior fiscal year when the prior year operating expense limitation applied. Lending operation and investment management expenses have been reduced by this reimbursement with a $23,831 reduction to expenses absorbed by General Partners. The decrease in total operating expenses was mostly due to lower lending operations and investment management, and administrative and investor services expenses from reduced overall portfolio activities.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net losses were $1,244,317 and $3,773,974 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in net loss was mainly due to a $4,007,885 increase in the change in net unrealized fair value of equity investments, partially offset by a $1,379,000 decrease in the change in net unrealized fair value of secured notes receivable and a $429,007 increase in realized losses from investment write-downs.

In 1995, the increase in equity investment fair value of $2,513,162 was primarily related to the write-downs of portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with fair values less than cost. During the nine months ended September 30, 1994, the decrease of $1,494,723 was primarily due to a portfolio company in the medical industry.

The Partnership recorded a decrease in the fair value of secured notes receivable of $302,000 for the nine months ended September 30, 1995 compared to an increase of $1,077,000 for the same period in 1994, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends. The 1995 decrease was mainly due to increases in notes receivable investments to a portfolio company in the computers and computer equipment industry, partially offset by the conversion of notes receivable to equity investments for a portfolio company in the medical industry. The 1994 increase was primarily related to the conversion of notes receivable to equity investments for a portfolio company in the medical industry.

During the nine months ended September 30, 1995 and 1994, the Partnership realized losses from investments write-downs of $4,497,452 and $4,068,445, respectively. Realized losses in 1995 primarily related to equity and secured notes receivable investments in portfolio companies in medical and retail/consumer industries. Realized losses in 1994 primarily related to secured notes receivable to a portfolio company in the computers and computer equipment industry.

Net realized gain from sales of equity investments totaled $638,666 in 1995 mostly from sales of 3Com Corporation and Datalogix International, Inc. In 1994, the realized gain of $425,431 substantially related to the sale of Alantec.

Total operating expenses were $249,819 and $396,837 for the nine months ended September 30, 1995 and 1994, respectively. In 1995 and 1994, the General Partners absorbed $129,787 and $95,227 as explained in Note 2 to the financial statements. The 1994 actual operating expenses were reduced by collection expense reimbursements of $187,441 from a portfolio company in the computers and computer equipment industry, of which approximately $130,000 related to expenses incurred prior to December 31, 1993. Lending operations and investment management expenses have been reduced by this amount. Had the limitation not been in effect and the 1994 recovery not been received, total operating expenses would have been $379,606 and $648,038 in 1995 and 1994, respectively. The decrease was primarily due to lower overall portfolio activities as discussed in the above section.

II.       OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                             ------------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer