Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1996-03-25
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 0-19221

                TECHNOLOGY FUNDING SECURED INVESTORS III,
                 AN INCOME AND GROWTH PARTNERSHIP, L.P.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

          CALIFORNIA                            94-3081010
-------------------------------    ----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

Documents incorporated by reference: Portions of the Prospectus dated March 16, 1989 forming a part of Registration Statement No. 33-26190 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993 Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, incorporated by reference in Part III hereof.

                                PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

Except as disclosed in Note 10 to the financial statements, there are no other material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1995.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         ----------- -------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1995, there were 5,191 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------



                                       For the Years Ended and as of December 31,
                              ----------------------------------------------------------------
                                    1995       1994         1993         1992         1991
                                    ----       ----         ----         ----         ----

Total income                  $ 1,589,346    1,512,194    1,367,023    2,806,215    3,009,081
Net operating income              729,824      569,968      313,492    1,092,444    1,501,349
Net realized gain from sales
 of equity investments          2,454,187      425,431      476,335      127,957      138,399
Realized losses from
 investment write-downs        (4,508,628)  (4,082,445)  (1,902,799)    (276,284)     (50,552)
Net realized (loss) income     (1,324,617)  (3,087,046)  (1,112,972)     944,117    1,589,196
Change in net unrealized
  fair value:
 Equity investments             2,786,658   (2,281,481)     209,851   (1,506,486)     987,225
 Secured notes receivable        (212,000)    (139,000)    (118,000)  (2,945,926)    (496,887)
Net income (loss)               1,250,041   (5,507,527)  (1,021,121)  (3,508,295)   2,079,534
Net realized (loss) income
 per Unit                              (3)          (8)          (3)           2            4
Total assets                   13,586,829   12,058,547   18,141,077   22,919,883   29,978,859
Distributions declared           (391,777)    (574,167)  (2,445,411)  (3,646,141)  (3,377,394)






Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation of net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1995, net cash provided by operating activities totaled
$803,726. The Partnership paid management fees of $201,640 to the Managing General Partner, reimbursed related parties for operating expenses of $227,729 and received $876 in net loan participations from affiliated partnerships. Other operating expenses of $365,059 were paid and $1,590,420 and $6,858 in interest and other income, respectively, were received.

In 1995, the Partnership issued $1,216,335 in secured notes receivable primarily to portfolio companies in the computers and computer equipment and medical industries. Repayments of secured notes receivable provided cash of $2,170,864. In addition, the Partnership received proceeds totaling $3,366,988 from sales of equity investments. As of December 31, 1995, the Partnership was committed to fund up to an additional $306,000 on term note financings to existing borrowing companies.

Datalogix International, Inc. and Celeritek, Inc. completed their initial public offerings ("IPOs") in 1995. Hybridon, Inc. completes its IPO in early 1996. The Partnership sold its Datalogix International, Inc. investment for total proceeds of $228,812. Although the Celeritek, Inc. and Hybridon, Inc. shares are subject to selling restrictions, their IPOs indicate potential future liquidity.

In December 1995, the Partnership sold its remaining 50% ownership in Imagine Publishing, Inc. (formerly GP
Publishing, Inc.) for net cash proceeds of $2,450,316. The first half of the investment was sold in 1993 for net proceeds of $572,917.

All management fees which are due have been paid through December 31, 1995. Management fees are paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities, plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fee payable as defined in the Partnership Agreement.

Cash and cash equivalents at December 31, 1995 were $7,046,622. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

1995 compared to 1994
---------------------

Net income was $1,250,041 in 1995, compared to a net loss of $5,507,527 in 1994. The change was mainly due to a $5,068,139 increase in the change in net unrealized fair value of equity investments, a $2,028,756 increase in net realized gain from sales of equity investments, partially offset by a $426,183 increase in realized losses from investment write-downs.

In 1995, the increase in equity investment fair value of $2,786,658 was primarily due to the reversal of unrealized losses, which were realized from investment write-downs for portfolio companies in the medical and retail/consumer products industries. In 1994, the decrease of $2,281,481 was primarily due to a net decrease in the fair value of the Partnership's holdings in a portfolio company in the medical industry.

Net realized gain from sales of equity investments totaled
$2,454,187 in 1995 mostly from the sales of Imagine
Publishing, Inc. as discussed above, 3Com Corporation and Datalogix International, Inc. In 1994, the realized gain of
$425,431 primarily related to the sale of Alantec.

In 1995 and 1994, the Partnership realized losses from investments write-downs of $4,508,628 and $4,082,445, respectively. Realized losses in 1995 primarily related to equity and secured notes receivable investments for portfolio companies in the medical and retail/consumer industries. Realized losses in 1994 primarily related to secured notes receivable to a portfolio company in the computers and computer equipment industry.

Secured notes receivable interest income increased to $1,479,613 in 1995 from $1,376,736 in 1994. The increase was primarily due to interest payments received in 1995 from portfolio companies in the computer software and systems, telecommunications, and medical industries which had been on nonaccrual status.

Total operating expenses were $385,848 and $534,391 in 1995 and 1994, respectively. As explained in Note 3 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1995 and 1994, the General Partners absorbed $653,673 and $95,227, respectively. Also discussed in Note 3, is the inclusion of $561,530 of additional administrative and investors services expenses. Had such additional expenses been recorded in prior years, the operating expense limitation not been in effect, and the 1994 recoveries discussed in Note 3 to the financial statements not occurred, total operating expenses in 1995 and 1994 would have been $538,002 and $840,391, respectively. The decrease in total operating expenses was primarily due to lower administrative and investor services, and lending operations and investment management expenses from lower overall portfolio activities.

There is no established source of market value information for the Partnership's portfolio of equity investments and secured notes receivable. The value of the portfolio has been estimated by the Managing General Partner in the absence of readily ascertainable market values. Although secured notes receivable are secured by specific assets of the borrowing company, due to the inherent uncertainty of valuation, estimated values may differ significantly from the values that would have been used had a ready market for the investment existed. The difference could be material.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

1994 compared to 1993
---------------------

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

Total operating expenses were $534,391 in 1994 compared to $670,401 in 1993. In 1994 and 1993, the General Partners absorbed operating expenses of $95,227 and $268,515, respectively. As explained above, had the operating expense limitation not been in effect, had the 1994 recoveries not occurred, and had the additional expenses in 1995 been recorded in prior years, total operating expenses in 1994 and 1993 would have been $840,391 and $1,001,198, respectively. The decrease in expenses was primarily due to lower lending operations and investment management, and administrative and investor services expenses as a result of lower overall portfolio activity.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred management fees of $201,640. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------
(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1995
 and 1994
Statements of Operations for the years ended
 December 31, 1995, 1994 and 1993
Statements of Partners' Capital for
 the years ended December 31, 1995, 1994
 and 1993
Statements of Cash Flows for the years
 ended December 31, 1995, 1994 and 1993
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

(c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:


We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.




San Francisco, California                        KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------


                                                  December 31,
                                       -------------------------------
                                            1995               1994
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,861,823 and
  $12,385,060 in 1995 and 1994,
  respectively)                       $ 2,833,823          8,569,060
 Equity investments (cost basis
  of $3,447,006 and $4,070,004 in
  1995 and 1994, respectively)          3,656,184          1,492,524
                                       ----------         ----------

     Total investments                  6,490,007         10,061,584

Cash and cash equivalents               7,046,622          1,921,850

Other assets                               50,200             75,113
                                       ----------         ----------

     Total                            $13,586,829         12,058,547
                                       ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   349,663            100,005

Due to affiliated partnerships              1,930              1,054

Due to related parties                     36,737              7,376

Distributions payable                     391,777                 --

Other liabilities                          30,873             32,527
                                       ----------         ----------

     Total liabilities                    810,980            140,962

Commitments (Notes 3 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
  in both 1995 and 1994)               16,743,243         18,419,721
 General Partners                        (148,572)          (108,656)
 Net unrealized fair value (decrease)
  increase from cost:
  Secured notes receivable             (4,028,000)        (3,816,000)
  Equity investments                      209,178         (2,577,480)
                                       ----------         ----------

  Total partners' capital              12,775,849         11,917,585
                                       ----------         ----------

    Total                             $13,586,829         12,058,547
                                       ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                    For the Years Ended December 31,
                                -------------------------------------
                                    1995        1994         1993
                                    ----        ----         ----

Income:
 Secured notes receivable
  interest                     $ 1,479,613    1,376,736     1,185,647
 Short-term investment interest    102,875      118,585       147,704
 Other income                        6,858       16,873        33,672
                                 ---------    ---------     ---------
  Total income                   1,589,346    1,512,194     1,367,023

Costs and expenses:
 Management fees                   201,640      272,615       374,130
 Amortization of organizational
  costs                                 --        3,000         9,000
 Other investment expenses         272,034      132,220            --
 Operating expenses:
  Lending operations and
   investment management           155,642      220,552       428,277
  Administrative and investor
   services                        750,214      280,705       326,591
  Computer services                 65,695       77,113        94,518
  Professional fees                 67,970       51,248        89,530
  Expenses absorbed by
   General Partners               (653,673)     (95,227)     (268,515)
                                 ---------    ---------     ---------

   Total operating expenses        385,848      534,391       670,401
                                 ---------    ---------     ---------

 Total costs and expenses          859,522      942,226     1,053,531
                                 ---------    ---------     ---------

Net operating income               729,824      569,968       313,492

 Net realized gain from sales
  of equity investments          2,454,187      425,431       476,335
 Realized losses from
  investment write-downs        (4,508,628)  (4,082,445)   (1,902,799)
                                 ---------    ---------     ---------

Net realized loss               (1,324,617)  (3,087,046)   (1,112,972)

 Change in net unrealized
  fair value:
   Equity investments            2,786,658   (2,281,481)      209,851
   Secured notes receivable       (212,000)    (139,000)     (118,000)
                                 ---------    ---------     ---------

Net income (loss)              $ 1,250,041   (5,507,527)   (1,021,121)
                                 =========    =========     =========

Net realized loss
   per Unit                    $        (3)          (8)           (3)
                                 =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
------------------------------


For the years ended December 31, 1995, 1994 and 1993:

                                                        Net Unrealized Fair Value
                                                      Increase (Decrease) From Cost
                                                      -----------------------------
                                Limited      General     Equity     Secured Notes
                               Partners     Partners   Investments   Receivable    Total
                               --------     --------   -----------   ----------    -----

Partners' capital,
 December 31, 1992            $25,567,122    (36,461)    (505,850)  (3,559,000) 21,465,811

Distributions                  (2,420,957)   (24,454)          --           --  (2,445,411)

Net realized loss              (1,101,842)   (11,130)          --           --  (1,112,972)

Change in net unrealized fair
 value:
  Equity investments                   --         --      209,851           --     209,851
  Secured notes receivable             --         --           --     (118,000)   (118,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1993             22,044,323    (72,045)    (295,999)  (3,677,000) 17,999,279

Distributions                    (568,425)    (5,742)          --           --    (574,167)

Net realized loss              (3,056,177)   (30,869)          --           --  (3,087,046)

Change in net unrealized fair
 value:
  Equity investments                   --         --   (2,281,481)          --  (2,281,481)
  Secured notes receivable             --         --           --     (139,000)   (139,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1994             18,419,721   (108,656)  (2,577,480)  (3,816,000) 11,917,585


Distributions                    (365,107)   (26,670)                             (391,777)

Net realized loss              (1,311,371)   (13,246)          --           --  (1,324,617)

Change in net unrealized fair
 value:
  Equity investments                   --         --    2,786,658           --   2,786,658
  Secured notes receivable             --         --           --     (212,000)   (212,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1995            $16,743,243   (148,572)     209,178   (4,028,000) 12,775,849
                               ==========    =======    =========    =========  ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                   For the Years Ended December 31,
                                  ------------------------------------
                                       1995       1994         1993
                                       ----       ----         ----

Cash flows from operating
  activities:
 Interest received                $ 1,590,420     920,099   1,048,331
 Other income received                  6,858      16,873      33,672
 Cash paid to vendors                (365,059)   (504,228)   (404,293)
 Cash paid to related parties        (429,369)   (688,844) (1,115,010)
 Cash received from/(paid to)
  affiliated partnerships                 876      40,179     (55,985)
 Reimbursement of collection
  expenses received from a
  portfolio company                        --     187,441          --
                                    ---------   ---------   ---------
    Net cash provided (used)
     by operating activities          803,726     (28,480)   (493,285)
                                    ---------   ---------   ---------

Cash flows from investing
 activities:
 Secured notes receivable issued   (1,216,335) (4,075,046) (9,089,745)
 Repayments of secured notes
  receivable                        2,170,864   3,147,801   8,133,335
 Proceeds from sales of
  equity investments                3,366,988     430,181   1,852,576
 Purchase of equity investments          (471)    (48,206)    (21,101)
 Purchase of other investments             --          --    (650,000)
                                    ---------   ---------  ----------
Net cash provided (used) by
 investing activities               4,321,046    (545,270)     225,065
                                    ---------   ---------   ----------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                         --    (574,167) (3,265,499)
                                    ---------   ---------   ---------

  Net cash used by financing
   activities                              --    (574,167) (3,265,499)
                                    ---------   ---------   ---------

Net increase (decrease) in cash
 and cash equivalents               5,124,772  (1,147,917) (3,533,719)

Cash and cash equivalents at
 beginning of year                  1,921,850   3,069,767   6,603,486
                                    ---------   ---------   ---------

Cash and cash equivalents at
 end of year                      $ 7,046,622   1,921,850   3,069,767
                                    =========   =========   =========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   -----------------------------------
                                     1995          1994        1993
                                     ----          ----        ----
Reconciliation of net income
 (loss) to net cash provided
 (used) by operating activities:

Net income (loss)                 $ 1,250,041  (5,507,527) (1,021,121)

Adjustments to reconcile net
 income (loss) to net cash
 provided (used) by operating
 activities:
 Amortization of organizational
  costs                                    --       3,000       9,000
 Amortization of discount
   on secured notes receivable        (18,163)    (12,110)    (72,082)
 Net realized gain from sales of
  equity investments               (2,454,187)   (425,431)   (476,335)
 Realized losses from investment
  write-downs                       4,508,628   4,082,445   1,902,799
 Change in net unrealized
  fair value:
   Equity investments              (2,786,658)  2,281,481    (209,851)
   Secured notes receivable           212,000     139,000     118,000

Changes in:
  Accrued interest on secured and
   convertible notes receivable        16,095    (563,112)   (212,938)
  Accounts payable and accrued
   expenses                            12,474     (21,134)    (29,114)
  Due to/from related parties          29,361      16,144    (459,825)
  Due to/from affiliated
   partnerships                           876      40,179     (55,985)
  Other assets                         24,913     (73,283)      9,322
  Other liabilities                    (1,654)     11,868       4,845
  Other, net                           10,000          --          --
                                    ---------   ---------   ---------

Net cash provided (used)
  by operating activities         $   803,726     (28,480)   (493,285)
                                   ==========   =========   =========

Non-cash investing activities:

Additions to equity investments   $   142,432     100,556       6,667
                                   ==========   =========   =========

Conversion of secured notes
 receivable and interest to
 equity investments               $ 2,919,541   2,270,450   2,374,746
                                   ==========   =========   =========

Conversion of other investments
 to secured notes receivable      $        --     650,000          --
                                   ==========   =========   =========

Non-cash exercise of warrants     $   113,933      (1,122)         --
                                   ==========   =========   =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include non-marketable investments of $6,259,013 and $9,844,904 (49% and 83% of partners' capital) as of
December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partner in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $10,308,829 by $3,068,406.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (399,977) at December 31, 1995, 1994 and 1993 into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

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

In conjunction with certain secured notes issued, the Partnership receives warrants to purchase certain shares of capital stock of the borrowing company. The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants are included in the equity investment portfolio.

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

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third party financings. Valuation is determined quarterly by the Managing General Partner. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. During 1995 and 1994, realized gains (losses) resulting from the non-cash exercise of warrants totaled $113,933 and $(1,122), respectively. No such event occurred in 1993. These amounts are included in net realized gain from sales of equity investments.

Distributions
-------------

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


2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                 For the Years Ended December 31,
                            ------------------------------------------
                                  1995         1994          1993
                                  ----         ----          ----

(Decrease) increase in fair
 value from cost of
 marketable equity securities $   (17,136)     (9,163)       37,000
Increase (decrease) in fair
 value from cost of non-
 marketable equity securities     226,314  (2,568,317)     (332,999)
                                ---------   ---------       -------
Net unrealized fair value
 increase (decrease) from
 cost at end of year              209,178  (2,577,480)     (295,999)
Net unrealized fair value
 decrease from cost
 at beginning of year          (2,577,480)   (295,999)     (505,850)
                                ---------   ---------       -------
Change in net unrealized
 fair value of equity
 investments                  $ 2,786,658  (2,281,481)      209,851
                                =========   =========       =======



3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1995, 1994 and 1993, related party costs were as follows:


                                 1995           1994           1993
                                 ----           ----           ----

Management fees               $201,640        272,615        374,130
Amortization of
 organizational costs               --          3,000          9,000
Reimbursable operating
 expenses:
  Lending operations and
   investment management       128,757        234,262        229,194
  Administrative and
   investor services           716,311        216,225        225,858
  Computer services             65,695         77,113         94,518
  Expenses absorbed by
   General Partners           (653,673)       (95,227)      (268,515)

Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Management fees are equal to the greater of one-half of one percent of the Partnership's assets under management or $2,500 each quarter.

Management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at December 31, 1995 and 1994.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organization and Offering and General Partner Overhead) such as investment operations, administrative, and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was allocated additional administrative and investor services costs of $561,530, which were not previously recognized by the Partnership; however, $523,886 of this amount was absorbed by the General Partners. The $561,530 consisted of $60,011, $58,585, $62,282, and $380,652 related to 1995, 1994, 1993, and prior years, respectively.

As discussed in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins each May 1st. Beginning May 1, 1994, the limitation was calculated using 1% of total Limited Partner capital contributions. Operating costs of $653,673, $95,227, and $268,515 for the years ended
December 31, 1995, 1994 and 1993, respectively, were absorbed by the General Partners.

During 1994, the Partnership was reimbursed $187,441 by a portfolio company for legal, consulting, and other external costs incurred in the defense of the Partnership's secured note rights through bankruptcy court. Of the amount reimbursed, approximately $130,000 was incurred in periods prior to 1994 during which the operating expense limitation applied. Similarly, another reimbursement of approximately $28,000 was received during 1994, of which approximately $24,000 was expensed during 1993 when the operating expense limitation applied. The $130,000 and $24,000 recoveries were recorded as reductions to lending operations and investment management expense, and the amount absorbed by General Partners was reduced by equivalent amounts.

Had the operating expense limitation not been in effect and the above additional charge been recorded in prior years, and had the above reimbursement not been received, total operating expenses would have been $538,002, $840,391, and $1,001,198 for 1995, 1994 and 1993,
respectively. At December 31, 1995 and 1994, due to related parties totaled $36,737 and $7,376, respectively.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1995 and 1994, due to affiliated partnerships on such participations were $1,930 and $1,054, respectively. These amounts were paid to such affiliated partnerships by the Partnership immediately following the respective year ends.

In order to increase the future investment returns from several portfolio companies, the Partnership has contracted directly with Affiliates of the General Partners or the General Partners as provided in Article 3 sections 3.02(d) and 3.08. These agreements generally provide for the Partnership to make current payment of the direct expenses of the Affiliate or the General Partners related to such recovery efforts as well as a performance incentive payment based on the amount of incremental recovery less expenses previously paid, which expenses will be returned to the Partnership from recoveries. The General Partners have agreed to waive any profit interest payable pursuant to Article 8 Section 8.01(d) attributable to any recoveries from the portfolio companies subject to these separate written agreements. These agreements are subject to review by legal counsel for the Partnership and may be modified to assure conformity with the terms of the Partnership's Amended and Restated Limited Partnership Agreement. Consistent with note participations as discussed above, the agreements provide for a pro-rata payment of expenses and incentive payments and a pro-rata participation in the results of recovery efforts.

In 1995 and 1994, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

4.     Distributions Payable
       ---------------------

In early 1995, the Partnership ended its mandatory reinvestment period, as defined in the Partnership Agreement, and entered its liquidation stage. In December 1995, distributions totaling $391,777 were declared and will be paid in March 1996. Future distributions will be dependent upon loan repayments from borrowing companies and available cash, and are expected to fluctuate.

5.     Allocation of Profits and Losses
       --------------------------------

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

(iv) fourth, 75% to the Limited Partners as a group in proportion to the number of Units held, 5% to the Limited Partners in proportion to the Unit months of each Limited Partner as discussed below, and 20% to the General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

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

6.     Equity Investments
       ------------------

At December 31, 1995 and 1994, equity investments consisted of:




                                                  December 31, 1995          December 31, 1994
                                                  -----------------          -----------------
                    Investment                     Cost        Fair          Cost         Fair
Industry/Company       Date      Position          Basis       Value         Basis       Value
----------------    ----------   --------          -----       -----         -----       -----
WARRANTS:

Biotechnology
-------------
Biocircuits         01/91        5,000 Common
 Corporation                     shares at $8.00;
                                 expiring 01/96    $      0         600           0           0
Hybridon, Inc.      03/91        7,142 Common
                                 shares at $3.50;
                                 expiring 03/97       2,500      32,139       2,500      32,139

Computers and Computer Equipment
--------------------------------
MARCorp             05/92        1,595,745 Series B
                                 Preferred shares
                                 at $1.00; expiring
                                 05/97                   --          --           0           0
MARCorp             06/93        566,667 Series B
                                 Preferred shares
                                 at $.75; expiring
                                 06/98                   --          --           0           0
MARCorp             08/93        500,000 Series B
                                 Preferred shares at
                                 $.75; expiring 08/98    --          --           0           0
MARCorp.            03/94        125,000 Series B
                                 Preferred shares at
                                 $.75; expiring 03/99    --          --           0           0
Pinnacle Systems,   05/90        2,083 Common
 Inc.                            shares at $8.00;
                                 exercised 02/95         --          --       2,500      14,164

Computer Software and Systems
-----------------------------
Datalogix           01/92        35,575 Common
 International,                  shares at $1.87;
 Inc.                            exercised 06/95         --          --      20,000      20,000
Molecular           10/90        6,111 Common
 Simulations, Inc.               shares at
                                 $18.00;
                                 expired 10/95           --          --           0           0
Wasatch Education   04/93        705,971 Common
 Systems                         shares at $.50;
 Corporation                     expiring 04/98          --          --           0           0
Wasatch Education   07/93        33,333 Common
 Systems                         shares at $.50;
 Corporation                     expiring 07/98          --          --       6,667           0
Wasatch Education   02/94        366,667 Common
 Systems                         shares at $.50;
 Corporation                     expiring 02/99          --          --       3,333           0
Wasatch Education   06/95        1,159,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00      10,000     217,415          --          --

Industrial/Business Automation
------------------------------
Cyclean, Inc.       03/91        44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0       7,500           0
Cyclean, Inc.       07/92        20,967 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0       2,500           0
Cyclean, Inc.       07/92        53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0       1,176           0
Cyclean, Inc.       09/94        8,065 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       09/94        9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       01/95        9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0          --          --
ElectroScan         12/91        22,177 Common
 Corporation                     shares at $3.10;
                                 expiring 12/96           0           0           0           0

Medical
-------
Loredan             05/92        62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97           0           0           0           0
Loredan             12/92        166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97           0           0           0           0
Microgon, Inc.      10/90        125,000 Common
                                 shares at $.60;
                                 expired 10/95           --          --           0           0
Microgon, Inc.      09/91        29,167 Common
                                 shares at $.60;
                                 expiring 09/96          --          --           0           0
Microgon, Inc.      06/92        125,000 Common
                                 shares at $.60;
                                 expiring 06/97          --          --           0           0

Telecommunications
------------------
Integrated Network  06/91        5,882 Common
 Corporation                     shares at $17.00;
                                 expiring 06/96      10,000           0      20,000     100,002
Primary Access      10/90        30,000 Common
 Corporation                     shares at $2.25;
                                 exercised 06/95         --          --       6,000       6,000
                                                     ------     -------     -------     -------

Total warrants                                       22,500     250,154      72,176     172,305
                                                     ------     -------     -------     -------

STOCKS:

Computers and Computer Equipment
--------------------------------
MTI Technology      04/94        20,927 Common
 Corporation                     shares             188,343      43,947     188,343      74,563
Wasatch Education   06/95        2,908,450
 Systems                         Series C
 Corporation                     Preferred
                                 shares           2,908,450   2,908,450          --          --

Industrial/Business Automation
------------------------------
Cyclean, Inc.       09/94        36,042 Series D
                                 Preferred
                                 shares             100,556     100,556     100,556     100,556
Cyclean, Inc.       01/95        51,051 Series D
                                 Preferred shares   142,432     142,432          --          --
Cyclean of          03/95        Class A LLC Unit -
 Los Angeles, LLC                44% ownership       11,091      11,091          --          --

Medical
-------
Allegiant           08/94        31,500 Common
 Physicians                      shares
 Services, Inc.                                      11,250      52,500      35,000     127,953
Allegiant           11/95        17,500 Common
 Physicians                      shares
 Services, Inc.                                       6,250      29,167          --          --
Resonex Holding     02/94        22,804 Common
 Corporation                     shares                   0           0   1,682,507           0

Microelectronics
----------------
Celeritek, Inc.     05/94        6,785 Common
                                 shares              36,087      52,563      36,087      36,087

Retail/Consumer Products
------------------------
Imagine Publishing, 03/92        200,000 Common
 Inc. (formerly                  shares
 GP Publications,
 Inc.)                                                   --          --     200,000     200,000
Imagine Publishing, 06/93        435,310 Common
 Inc. (formerly                  shares
 GP Publications,
 Inc.)                                                   --          --     435,310     435,310
S-TRON              05/93        Subordinated
                                 note (1), $390,000
                                 principal amount         0           0     392,015     130,316
S-TRON              05/93        390,000 Common
                                 shares                   0           0           0           0
S-TRON              05/93        897,000
                                 Series 1
                                 Preferred shares         0           0     295,740           0
S-TRON              05/93        2,753,356
                                 Series 2
                                 Preferred shares         0           0     618,387     201,551

Telecommunications
------------------
All Post, Inc.      10/94        17,574 Common
                                 shares              13,883      13,883      13,883      13,883
3Com Corporation    06/95        1,160 Common
                                 shares in
                                 escrow               6,164      51,441          --          --
                                                  ---------   ---------   ---------   ---------

  Total stocks                                    3,424,506   3,406,030   3,997,828   1,320,219
                                                  ---------   ---------   ---------   ---------

  Total equity investments                       $3,447,006   3,656,184   4,070,004   1,492,524
                                                  =========   =========   =========   =========


--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.
(1) Subordinated note includes accrued interest.  The subordinated note interest rate was 6%.






Marketable Equity Securities
----------------------------

At December 31, 1995 and 1994, marketable equity securities had aggregate costs of $248,130 and $225,843, respectively, and aggregate market values of $230,994 and $216,680, respectively. The net unrealized loss at December 31, 1995 and 1994 included gross gains of $127,260 and $104,617, respectively.

Allegiant Physician Services, Inc.
----------------------------------

In August 1995, the Partnership exercised its option to sell half of its common stock holdings to the company for $52,500 and realized a gain of $35,000. In November 1995, the Partnership received an additional 17,500 common shares from the company as settlement for the company's failure to register the Partnership's common stock holdings by March 1995 as stipulated in a 1994 agreement. The Partnership has options to sell all shares to the company at a later date. An unrealized fair value of $81,667 was recorded to reflect the option value which is greater than the market value for the Partnership's unrestricted common shares at December 31, 1995.

Celeritek , Inc.
----------------

In December 1995, Celeritek, Inc. completed its IPO after effecting a common stock 3-for-2 split. The Partnership sold 141 of its post-split common shares acquired in April 1995 into the IPO for proceeds of $986 and realized a gain of $515. The Partnership recorded a $16,476 increase in fair value to reflect the market value of $52,563 for its remaining shares at December 31, 1995. The market value reflects a 25% discount for certain lockup restrictions.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

In January 1995, the Partnership obtained the right to receive 51,051 Series D Preferred shares with a twelve month vesting schedule in exchange for a one year maturity date extension of secured notes receivable. At December 31, 1995, all 51,051 shares were fully vested with a recorded cost basis and fair value of $142,432.

In March 1995, Cyclean, Inc. ("Cyclean") formed Cyclean of Los Angeles, LLC ("Cyclean LLC") and contributed certain assets and contracts to the new entity. Cyclean LLC is completing a new round of financing through the offering of Class A LLC Units. As a result of this transaction, one of the Partnership's secured notes receivable was transferred from Cyclean to Cyclean LLC with modified terms; Cyclean has guaranteed note repayments. The Partnership received a participated percentage of one Class A LLC Unit in exchange for certain interest payments and late charges totaling $11,091. The Partnership is also entitled to royalty payments and additional Series D Preferred shares based on the total proceeds raised from the Cyclean LLC offering, which is expected to be completed by early 1996.

In December 1995, all warrant cost bases totaling $11,176 were written off as these warrants are expected to be canceled at the close of the next financing round.

Datalogix International, Inc.
-----------------------------

In June 1995, Datalogix International, Inc. completed its IPO. The Partnership exercised its warrant without cash and sold all of its resulting common shares in the company for total proceeds of $228,812 and a realized gain of $208,812.

Imagine Publishing, Inc. (formerly GP Publications, Inc.)
---------------------------------------------------------

In December 1995, the Partnership sold its remaining 50% investment of 635,310 common shares to a third party for net proceeds of $2,450,316 resulting in a realized gain of $1,815,006. The first half of the investment was sold to the same buyer in October 1993 for net proceeds of $572,917.

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

Pinnacle Systems, Inc.
----------------------

In February 1995, the Partnership exercised its warrant without cash and received 1,971 common shares. In May 1995, the Partnership sold the common shares for total proceeds of $37,449 and realized a gain of $34,949.

Primary Access Corporation/3Com Corporation
-------------------------------------------

In June 1995, Primary Access Corporation ("Primary Access") was acquired by 3Com Corporation ("3Com"), a public company. Immediately prior to the acquisition, the Partnership exercised its Primary Access common warrant holdings without cash and received 25,205 shares of Primary Access common stock with a cost basis of $61,638, which reflects a realized gain of $55,638 and a warrant cost basis of $6,000. Upon the acquisition, these shares were then exchanged for 5,802 3Com common shares, of which 5,222 shares were sold for total proceeds of $359,741 and a realized gain of $304,267 in July 1995.
The remaining 580 shares, which became 1,160 shares after a 2-for-1 stock split in August 1995, are held in an escrow account until March 21, 1996 to indemnify 3Com for any loss it may incur as a result of any contractual breach of the merger agreement by Primary Access. The Partnership recorded an increase in the change in fair value of $45,277 to reflect the market value at December 31, 1995 for these unrestricted shares.

Resonex Holding Corporation
---------------------------

Resonex Holding Corporation has licensed certain technologies and is currently obtaining additional bids from potential licensees. The company may wind down its operations by mid-1996. Based on the opinion of the Managing General Partner, there has been an other than temporary decline in Partnership's investment value and accordingly, the common stock cost basis of $1,682,507 and secured notes receivable investments totaling $1,073,925, which were on nonaccrual status, were written off.

S-Tron
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, operations will likely cease by early 1996. Based on the Managing General Partner's opinion, there has been an other than temporary decline in the fair value of the Partnership's investment. Accordingly, the Partnership has written off the cost basis of its Preferred stock investment of $914,127 and recorded a write-down of $392,015 on its subordinated note investment.

Wasatch Education Systems Corporation
-------------------------------------

In June 1995, the Partnership converted its secured notes receivable totaling $2,908,450 into 2,908,450 Series C Preferred shares at $1.00 per share. As part of the conversion, the Partnership wrote off or reversed all accrued interest totaling $631,019. In addition, the Partnership's existing common warrants were replaced with new five-year warrants with similar exercise prices. New warrants were also received as a result of previous maturity extensions. The Partnership recorded an unrealized fair value of $217,415 to reflect the restricted market value of these warrants at December 31, 1995.

Other Equity Investments
------------------------

Biocircuits Corporation and MTI Technology Corporation are publicly-traded companies. All such securities are unrestricted. All other equity investments not specifically discussed above are privately held and no public market for the sale of these securities existed at December 31, 1995.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1995 and 1994, secured notes receivable consisted of:

                                                1995        1994
                                                ----        ----
Secured notes receivable                    $ 7,180,478   12,069,120
Accrued interest                                  4,306      514,632
Unamortized discount                           (322,961)    (198,692)
                                              ---------   ----------
   Secured notes receivable, net
    (cost basis)                              6,861,823   12,385,060

   Allowance for loan losses                 (4,028,000)  (3,816,000)
                                              ---------   ----------

   Secured notes receivable, net
    (fair value)                            $ 2,833,823    8,569,060
                                              =========   ==========

The 1995 notes were primarily from two portfolio companies in the computers and computer equipment and industrial/business automation industries. The remaining loans were from approximately four companies in a variety of industries. All notes are secured by specific assets of the borrowing company. Interest rates on secured notes receivable at December 31, 1995 ranged from 8.75% to 20.91%.

During 1995, $2,908,450 in secured notes and accrued interest of $11,091 were converted to equity investments, and secured notes totaling $1,073,925 were written off. Refer to Note 6, Equity Investments, for disclosure regarding secured notes receivable converted to equity investments, write-off of secured notes receivable, and write-off or reversal of accrued interest.

Changes in the allowance for loan losses were as follows:


                                                 1995        1994
                                                 ----        ----


Balance, beginning of year                  $ 3,816,000    3,677,000
                                              ---------    ---------

Provision for loan losses                     1,285,925    3,633,632

Secured notes receivable write-downs:
   Computers and computer equipment                  --   (3,465,000)
   Medical                                   (1,073,925)     (29,632)
                                              ---------    ---------
     Total write-offs                        (1,073,925)  (3,494,632)
                                              ---------    ---------

Change in net unrealized fair value of
 secured notes receivable                       212,000      139,000
                                              ---------    ---------

Balance, end of year                        $ 4,028,000    3,816,000
                                              =========    =========


The provision for loan losses is generally comprised of realized losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

Notes receivable with a total cost basis of $6,357,717 and $6,867,764 were on nonaccrual status at December 31, 1995 and 1994, respectively, due to uncertainties in the financial condition of certain portfolio companies. The decrease of approximately $510,000 included note repayments and write-downs for a portfolio company in the medical industry, partially offset by secured notes issued to a portfolio company in the computers and computer equipment industry. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1995 is based on the Managing General Partner's estimate of collectibility of these notes.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.


The scheduled principal repayments remaining are:

          Year Ending         Principal
          December 31,        Repayments
          -----------         ----------
             1996             $ 1,989,469
             1997                      --
             1998                      --
             1999                      --
             2000               5,191,009
                               ----------

                              $ 7,180,478
                               ==========


Secured notes receivable which are due on demand are included as principal repayments for the year ending December 31, 1996. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes to equity investments to increase the ultimate collectibility of investments to the Partnership.

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1995 and 1994, cash and cash equivalents consisted of:


                                                 1995          1994
                                                 ----          ----

Demand and brokerage accounts               $    2,071          7,802
Money-market accounts                        7,044,551      1,914,048
                                             ---------      ---------


     Total                                  $7,046,622      1,921,850
                                             =========      =========


9.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership had unfunded commitments of $306,000 related to term note financings.

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

10.     Litigation and Other Investment Expenses
        ----------------------------------------

Other investment expenses reflect the participated cost of legal action between a third party and a portfolio company in the retail/consumer products industry. The Partnership participated in investments to the portfolio company with an affiliated partnership. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation. At December 31, 1995, the Partnership had accrued expenses of approximately $82,000 for future costs to defend the case.

In late 1992, the portfolio company and the affiliated partnership filed a lawsuit against the third party claiming that the affiliated partnership had the right to take possession of collateral, the price paid was fair and did not interfere with the third party's legal rights. The third party filed a countersuit claiming otherwise and is seeking relief for $2.6 million. Currently, the portfolio company and the affiliated partnership have appealed a recent trial court ruling that absolved the affiliated partnership from wrongdoing but declared that the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of the third party. An estimate of possible loss can not be determined at this time. The Managing General Partner believes the Partnership has adequate defenses and intends to pursue this matter vigorously. No amounts have been provided in the accompanying financial statements for any possible negative outcome of this matter.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 22, 1996    By:       /s/Debbie A. Wong
                              --------------------------------------
                                   Debbie A. Wong
                                   Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 22, 1996
------------------------      Executive Officer
Charles R. Kokesh             and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 22, 1996
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.