Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1996-05-10
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                        March 31,        December 31,
                                          1996              1995
                                        --------         ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $7,000,497 and
  $6,861,823 in 1996 and 1995,
  respectively)                        $ 3,094,497          2,833,823
 Equity investments (cost basis
  of $3,327,785 and $3,447,006 in
  1996 and 1995, respectively)           3,372,302          3,656,184
                                        ----------         ----------

     Total investments                   6,466,799          6,490,007

Cash and cash equivalents                6,660,273          7,046,622

Restricted cash                            135,703             50,000

Other assets                                24,996                200
                                        ----------         ----------

     Total                             $13,287,771         13,586,829
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   331,157            349,663

Due to affiliated partnerships                  --              1,930

Due to related parties                      51,281             36,737

Distributions payable                           --            391,777

Other liabilities                           30,873             30,873
                                        ----------          ---------

     Total liabilities                     413,311            810,980

Commitments and subsequent events
 (Notes 2, 3 and 6)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,977
 for both 1996 and 1995)                16,743,243         16,743,243
 General Partners                           (7,300)          (148,572)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable             (3,906,000)        (4,028,000)
   Equity investments                       44,517            209,178
                                        ----------         ----------

     Total partners' capital            12,874,460         12,775,849
                                        ----------         ----------

     Total                             $13,287,771         13,586,829
                                        ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                               1996         1995
                                               ----         ----
Income:
 Secured notes receivable interest         $   111,472     332,265
 Short-term investment interest                 93,815      28,970
                                             ---------   ---------

     Total income                              205,287     361,235

Costs and expenses:
 Management fees                                61,289      53,150
 Other investment expenses                      30,000          --
 Operating expenses:
  Lending operations and investment
   management                                   34,096      35,216
  Administrative and investor
   services                                     55,020      48,059
  Computer services                             12,264      16,375
  Professional fees                              8,445       9,203
  Expenses absorbed by General Partners        (76,946)    (90,048)
                                             ---------   ---------

     Total operating expenses                   32,879      18,805
                                             ---------   ---------

  Total costs and expenses                     124,168      71,955
                                             ---------   ---------

Net operating income                            81,119     289,280

  Net realized gain from sales of
   equity investments                           71,445      10,744
  Recoveries from investments
   previously written off                      103,807          --
  Realized losses from investment
   write-downs                                (115,099)         --
                                             ---------   ---------

Net realized income                            141,272     300,024

 Change in net unrealized
  fair value:
   Secured notes receivable                    122,000  (1,252,000)
   Equity investments                         (164,661)     11,966
                                             ---------   ---------

Net income (loss)                          $    98,611    (940,010)
                                             =========   =========

Net realized income per Unit               $        --           1
                                             =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                            1996            1995
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $  138,478         207,306
 Cash paid to vendors                      (81,605)        (21,704)
 Cash paid to related parties              (70,805)        (95,463)
 Cash paid to affiliated partnerships       (2,446)         (1,938)
                                         ---------       ---------

  Net cash (used) provided by
    operating activities                   (16,378)         88,201
                                         ---------        --------

Cash flows from investing activities:
 Secured notes receivable issued          (183,600)       (675,000)
 Repayments of secured notes receivable    111,735          76,203
 Proceeds from sales of equity
   investments                              75,567              --
 Recoveries from investments previously
   written off                             103,807              --
                                         ---------       ---------

  Net cash provided (used) by
   investing activities                    107,509        (598,797)
                                         ---------       ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                (391,777)             --
                                         ---------       ---------

  Net cash used by financing activities   (391,777)             --
                                         ---------       ---------

Net decrease in cash and
 restricted cash                          (300,646)       (510,596)

Cash and restricted cash
 at beginning of year                    7,096,622       1,921,850
                                         ---------       ---------

Cash and restricted cash at March 31    $6,795,976       1,411,254
                                         =========       =========


See accompanying notes to financial statements.

- -----------------------------------------------

                                   For the Three Months Ended March 31,
                                  -------------------------------------
                                          1996               1995
                                          ----               ----
Reconciliation of net income (loss)
 to net cash (used) provided
 by operating activities:

Net income (loss)                       $   98,611          (940,010)

Adjustments to reconcile net income
 (loss) to net cash (used) provided
 by operating activities:
  Net realized gain from sales of
    equity investments                     (71,445)          (10,744)
  Recoveries from investments previously
    written-off                           (103,807)               --
  Realized losses from investment
    write-downs                            115,099                --
  Change in net unrealized fair value:
    Secured notes receivable              (122,000)        1,252,000
    Equity investments                     164,661           (11,966)
  Amortization of discounts on secured
    notes receivable                       (66,809)             (859)

Changes in:
  Accrued interest on secured and
   convertible notes receivable                 --          (153,070)
  Due to/from related parties               14,544           (45,948)
  Accounts payable and accrued expenses    (18,506)          (44,183)
  Other assets                             (24,796)           45,221
  Other, net                                (1,930)           (2,240)
                                         ---------         ---------

     Net cash (used) provided
       by operating activities          $  (16,378)           88,201
                                         =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1996 and December 31, 1995, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:

                                       1996               1995
                                       ----               ----


Management fees                        $ 61,289           53,150
Reimbursable operating expenses         101,006           86,413
Expenses absorbed by General Partners   (76,946)         (90,048)


Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. All management fees had been paid at March 31, 1996 and December 31, 1995.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 1% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect in February 1996 and expenses absorbed by the General Partners totaled $76,946 for the quarter ended March 31, 1996.

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1996 and December 31, 1995, due to related parties for such expenses were $51,281 and $36,737, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable granted to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At March 31, 1996, the amount due from affiliated partnerships on such participations was $516 (included in "other assets"), compared to $1,930 due to affiliated partnerships at December 31, 1995. The amounts were received from and paid to such affiliated partnerships in the respective following quarters.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995 are included in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of



                                                                     January 1 -
                                                                   March 31, 1996
                                                                 ------------------
                           Investment                            Cost          Fair
Industry/Company               Date       Position               Basis        Value
- ----------------           ----------     --------               -----        -----

Balance at January 1, 1996                                      $3,447,006    3,656,184
                                                                 ---------    ---------

Significant changes:

WARRANTS:
- --------

Biotechnology
- -------------
Hybridon, Inc.              03/91          7,142 Common
                                           shares at $3.50;
                                           exercised 01/96          (2,500)     (32,139)

Computer Software and Systems
- -----------------------------
Wasatch Education           06/95          1,159,546 Common
 Systems Corporation                       shares at $0.50;
                                           exercised 06/00               0     (217,415)

STOCKS:
- ------

Biotechnology
- -------------
Hybridon, Inc.              01/96          2,500 Common
                                           shares                    9,628       22,000

Computers and Computer Equipment
- --------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                 (115,099)      (6,006)

Medical
- -------
Allegiant Physicians        08/94          31,500 Common
 Services, Inc.                            shares                  (11,250)     (52,500)

Microelectronics
- ----------------
Celeritek, Inc.             05/94          6,785 Common
                                           shares                        0       10,714


Retail/Consumer Products
- ------------------------
S-TRON                      05/93          Subordinated note,
                                           $390,000 principal
                                           amount                       (0)          (0)
S-TRON                      05/93          390,000 Common
                                           shares                       (0)          (0)
S-TRON                      05/93          3,650,356 Series
                                           1 and 2 Preferred
                                           shares                       (0)          (0)
                                                                 ---------    ---------


Total significant changes                                         (119,221)    (275,346)

Other changes, net                                                       0       (8,536)
                                                                 ---------    ---------

     Total equity investments at March 31, 1996                 $3,327,785    3,372,302
                                                                 =========    =========




Marketable Equity Securities
- ----------------------------

At March 31, 1996 and December 31, 1995, marketable equity securities had aggregate costs of $130,134 and $248,130, respectively, and aggregate market values of $188,771 and $230,994, respectively. The net unrealized gain/loss at March 31, 1996 and December 31, 1995 included gross gains of $93,976 and $127,260, respectively.

Allegiant Physicians Services, Inc.
- -----------------------------------

In February 1996, the Partnership exercised its option to sell 31,500 of its common shares to the company for $52,500 and realized a gain of $41,250. The Partnership's remaining 17,500 common shares are unrestricted.

Hybridon, Inc.
- --------------

In January 1996, Hybridon, Inc. completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 5,062 shares of common stock with a cost basis of $19,494, which reflected a realized gain of $16,994 and a warrant cost basis of $2,500. Subsequently, the Partnership sold 2,562 of these shares for total proceeds of $23,067 and realized a gain of $13,201. The Partnership recorded a decrease of $17,267 in the change in fair value to reflect the above transactions and the market value of the remaining unrestricted shares at March 31, 1996.

MTI Technology Corporation
- --------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $115,099. The Partnership also recorded a decrease in fair value of $6,006 to reflect the unrestricted market value at March 31, 1996.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March 1996.
This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

Other significant changes during the quarter ended March 31, 1996 reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. The Partnership's warrant investment in Wasatch Education Systems Corporation and 3Com Corporation shares are partially restricted.

As of May 3, 1996, the fair value for Celeritek, Inc. increased to $90,092 compared to $63,277 at March 31, 1996. This change reflects changes in common stock prices which fluctuate daily on stock exchanges.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1996 consisted of:

Balance at January 1, 1996                             $ 2,833,823

1996 activity:

 Secured notes receivable issued                           183,600
 Repayments of secured notes receivable                   (111,735)
 Decrease in allowance for loan losses                     122,000
 Amortization of discounts related to warrants              66,809
                                                         ---------

   Total secured notes receivable,
     net, at March 31, 1996                            $ 3,094,497
                                                        ==========


The Partnership had accrued interest of $4,306 at both March 31, 1996 and December 31, 1995.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1996                             $ 4,028,000

Decrease in provision for loan losses                     (225,807)

Recoveries of previous write-offs:
 Medical                                                   103,807
                                                         ---------
Change in net unrealized fair value of secured
 notes receivable                                         (122,000)
                                                         ---------

Balance at March 31, 1996                              $ 3,906,000
                                                         =========


The provision for loan losses is generally comprised of realized loan losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

Secured notes receivable with a total cost basis of $6,496,191 and $6,357,717 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at March 31, 1996 and December 31, 1995, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1996 recognizes the Managing General Partner's estimate of collectibility of these notes.

During the first quarter of 1996, the Partnership received approximately $35,000 from a portfolio company in the medical industry to pay off its principal balance. In addition, the Partnership was reimbursed $24,870 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense.

All notes are secured by specific assets of the borrowing companies. The Interest rate on notes issued during the three months ended March 31, 1996 was 12%.

5.     Cash and Cash Equivalents
       -------------------------

At March 31, 1996 and December 31, 1995, cash and cash equivalents consisted of:


                                                1996          1995
                                                ----          ----

Demand and brokerage accounts               $       --          2,071
Money-market accounts                        6,660,273      7,044,551
                                             ---------      ---------

         Total                              $6,660,273      7,046,622
                                             =========      =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments of $86,400 related to term note financings to an existing borrowing company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operating activities totaled $16,378. The Partnership paid management fees of $61,289 to the Managing General Partner and reimbursed related parties for net operating expenses of $9,516. Payments to affiliated partnerships for net loan participations totaled $2,446. In addition, other operating expenses of $81,605 were paid and $138,478 in interest income was received. Distributions of $391,777 were paid to Limited and General Partners.

During the quarter ended March 31, 1996, the Partnership issued $183,600 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of secured notes receivable provided cash of $111,735. Proceeds from sales of equity investments totaled $75,567, and recoveries of $103,807 from investments previously written off were received. As of March 31, 1996, the Partnership was committed to fund up to $86,400 related to term note financings to an existing borrowing company.

Cash and restricted cash at March 31, 1996 were $6,795,976. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $98,611 for the quarter ended March 31, 1996 compared to a net loss of $940,010 for the same period in 1995. The change was primarily due to a $1,374,000 increase in the change in net unrealized fair value of secured notes receivable and a $103,807 increase in recoveries from investments previously written off. These changes were partially offset by a $176,627 decrease in the change in net unrealized fair value of equity investments, a $155,948 decrease in total income, and a $115,099 increase in realized losses from investment write-downs.

The Partnership recorded a fair value increase in secured notes receivable of $122,000 for the three months ended March 31, 1996 compared to a decrease of $1,252,000 for the same period in 1995, based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

During the quarter ended March 31, 1996, the $103,807 recovery related to a portfolio company in the medical industry. No such recovery was recorded for the same period in 1995.

In 1996, the $164,661 decrease in fair value of equity investments primarily related to a decrease in a portfolio company in the computer software and systems industry, partially offset by an increase in the computers and computer equipment industry due to realized write-downs of $115,099. No investment write-downs were recorded in 1995. During the quarter ended March 31 1995, a fair value increase of $11,966 was recorded.

Total income were $205,287 and $361,235 during the three months ended March 31, 1996 and 1995, respectively. The decrease primarily related to lower secured notes receivable interest income as a result of lower principal balances in 1996. This decrease was partially offset by an increase in short-term investment interest due to higher cash and restricted cash. In addition, the 1995 income was higher due to cash interest payments received on a secured note receivable from a portfolio company in the computer software and systems industry; the note had previously been on nonaccrual status.

The Partnership recorded a net realized gain from sales of equity investments of $71,445 for the three months ended March 31, 1996 mostly related to Allegiant Physicians Services, Inc. and Hybridon, Inc. During the same period in 1995, $10,744 was realized from a Pinnacle Systems, Inc. warrant net exercise.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller