Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1996-08-09
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                                      (unaudited)
                                         June 30,        December 31,
                                          1996              1995
                                        --------         ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,865,297 and
  $6,861,823 in 1996 and 1995,
  respectively)                        $ 2,756,297          2,833,823
 Equity investments (cost basis
  of $3,301,907 and $3,447,006 in
  1996 and 1995, respectively)           3,099,987          3,656,184
                                        ----------         ----------

     Total investments                   5,856,284          6,490,007

Cash and cash equivalents                6,696,481          7,046,622

Restricted cash                            139,586             50,000

Other assets                                27,909                200

Due from related parties                     9,197                 --
                                        ----------         ----------

     Total                             $12,729,457         13,586,829
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   342,341            349,663

Due to affiliated partnerships               2,666              1,930

Due to related parties                          --             36,737

Distributions payable                           --            391,777

Other liabilities                           28,262             30,873
                                        ----------          ---------

     Total liabilities                     373,269            810,980

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,977
 for both 1996 and 1995)                16,743,243         16,743,243
 General Partners                          (76,135)          (148,572)
 Net unrealized fair value (decrease)
  increase from cost:
   Secured notes receivable             (4,109,000)        (4,028,000)
   Equity investments                     (201,920)           209,178
                                        ----------         ----------

     Total partners' capital            12,356,188         12,775,849
                                        ----------         ----------

     Total                             $12,729,457         13,586,829
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                                For the Three               For the Six
                                                 Months Ended               Months Ended
                                                   June 30,                   June 30,
                                        -------------------------      -----------------------
                                             1996         1995            1996          1995
                                             ----         ----            ----          ----
Income:
 Secured notes receivable interest       $    36,279       127,329       147,751        459,594
 Short-term investments interest              78,631        14,800       172,446         43,770
                                           ---------     ---------     ---------      ---------

     Total income                            114,910       142,129       320,197        503,364

Costs and expenses:
 Management fees                              62,886        50,599       124,175        103,749
 Other investment expenses                     9,581       120,655        39,581        120,655
 Operating expenses:
  Lending operations and investment
   management                                 61,243        53,912        95,339         89,128
  Administrative and investor
   services                                   95,378        76,414       150,398        124,473
  Computer services                           27,384        15,696        39,648         32,071
  Professional fees                           18,745        14,608        27,190         23,811
  Expenses absorbed by General
   Partners                                  (66,094)      (39,739)     (143,040)      (129,787)
                                           ---------     ---------     ---------      ---------

     Total operating expenses                136,656       120,891       169,535        139,696
                                           ---------     ---------     ---------      ---------

  Total costs and expenses                   209,123       292,145       333,291        364,100
                                           ---------     ---------     ---------      ---------

Net operating (loss) income                  (94,213)     (150,016)      (13,094)       139,264

  Net realized gain from sales of
   equity investments                         35,378       288,655       106,823        299,399
  Recoveries from investments
   previously written off                         --            --       103,807             --
  Realized losses from investment
   write-downs                               (10,000)   (3,423,527)     (125,099)    (3,423,527)
                                           ---------     ---------     ---------      ---------

Net realized (loss) income                   (68,835)   (3,284,888)       72,437     (2,984,864)

 Change in net unrealized
  fair value:
   Secured notes receivable                 (203,000)      229,000       (81,000)    (1,023,000)
   Equity investments                       (246,437)    2,829,736      (411,098)     2,841,702
                                           ---------     ---------     ---------      ---------

Net loss                                 $  (518,272)     (226,152)     (419,661)    (1,166,162)
                                           =========     =========     =========      =========

Net realized loss per Unit               $        --            (8)           --             (7)
                                           =========     =========     =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                            1996            1995
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $   257,694        377,965
 Cash paid to vendors                      (139,556)      (284,976)
 Cash paid to related parties              (302,181)      (141,249)
 Cash received from affiliated
  partnerships                                  736          8,130
 Reimbursement of collection expenses
  from a portfolio company                   24,870             --
                                          ---------      ---------

  Net cash used by operating activities    (158,437)       (40,130)
                                          ---------      ---------

Cash flows from investing activities:
 Secured notes receivable issued           (251,102)      (999,134)
 Repayments of secured notes receivable     310,131         96,723
 Proceeds from sales of equity
  investments                               126,823        266,261
 Recoveries from investments previously
  written off                               103,807             --
 Purchase of equity investments                  --           (471)
                                          ---------      ---------

  Net cash provided (used) by
   investing activities                     289,659       (636,621)
                                          ---------      ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                 (391,777)            --
                                          ---------      ---------

  Net cash used by financing activities    (391,777)            --
                                          ---------      ---------

Net decrease in cash and cash
 equivalents                               (260,555)      (676,751)

Cash and restricted cash at beginning
 of year                                  7,096,622      1,921,850
                                          ---------      ---------

Cash and restricted cash at June 30     $ 6,836,067      1,245,099
                                          =========      =========


See accompanying notes to financial statements.

- -----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                          1996               1995
                                          ----               ----
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $  (419,661)        (1,166,162)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of
    equity investments                     (106,823)          (299,399)
  Realized losses from investment
   write-downs                              125,099          3,423,527
  Recoveries from investments previously
   written off                             (103,807)                --
  Change in net unrealized fair value:
    Secured notes receivable                 81,000          1,023,000
    Equity investments                      411,098         (2,841,702)
  Amortization of discounts on secured
    notes receivable                        (66,809)            (4,002)

Changes in:
  Accrued interest on secured and
   convertible notes receivable               4,306            (31,397)
  Due to/from related parties
   and affiliated partnerships              (45,198)            24,167
  Accounts payable and accrued expenses      (7,322)           (63,611)
  Other assets                              (27,709)          (114,081)
  Other changes, net                         (2,611)             9,530
                                          ---------          ---------

     Net cash used by operating
       activities                       $  (158,437)           (40,130)
                                          =========          =========

Non-cash investing activities:

Conversion of secured notes
 receivable to equity
 investments                            $        --          2,908,450
                                          =========          =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:

                                       1996               1995
                                       ----               ----


Management fees                        $ 124,175         103,749
Reimbursable operating expenses          275,112         183,324
Expenses absorbed by General Partners   (143,040)       (129,787)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1996, and December 31, 1995, due from related parties for such expenses was $9,197 at June 30, 1996, compared to due to related parties of $36,737 at December 31, 1995.

As set forth in the Partnership Agreement, the Partnership shall reimburse the General Partners for operational costs incurred by the General Partners in connection with the business of the Partnership.
The Partnership may not pay or reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect in February and expenses absorbed by the General Partners totaled $143,040 and $129,787 for the six months ended June 30, 1996 and 1995, respectively.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to nonaffiliated borrowing companies. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At June 30, 1996, and December 31, 1995, the amounts due to affiliated partnerships were $2,666 and $1,930, respectively. These amounts were paid to such affiliated partnerships in the following respective quarters.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is included in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of

                                                                     January 1 -
                                                                    June 30, 1996
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

Computer Software and Systems
- -----------------------------
Wasatch Education           06/95          1,159,546 Common
 Systems Corporation                       shares at $0.50;
                                           expiring 06/00                0     (217,415)

STOCKS:
- ------

Computers and Computer Equipment
- --------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                 (115,099)       5,755

Industrial/Business Automation
- ------------------------------
Cyclean, Inc.               09/94-         225,088 Series D
                            04/96          Preferred shares              0     (242,988)
Cyclean of Los Angeles,     03/95          Class A LLC Unit-
 LLC                                       44% ownership                 0      (11,091)

Medical
- -------
Allegiant Physicians        08/94-         49,000 Common
 Services, Inc.             11/95          shares                  (17,500)     (81,667)

Microelectronics
- ----------------
Celeritek, Inc.             05/94          6,784 Common
                                           shares                        0       25,114


Retail/Consumer Products
- ------------------------
S-TRON                      05/93          Subordinated note,
                                           $390,000 principal
                                           amount                       (0)          (0)
S-TRON                      05/93          390,000 Common
                                           shares                       (0)          (0)
S-TRON                      05/93          3,650,356 Series
                                           1 and 2 Preferred
                                           shares                       (0)          (0)
                                                                 ---------    ---------


Total significant changes                                         (135,099)    (554,431)

Other changes, net                                                 (10,000)      (1,766)
                                                                 ---------    ---------

     Total equity investments at June 30, 1996                  $3,301,907    3,099,987
                                                                 =========    =========



Marketable Equity Securities
- ----------------------------

At June 30, 1996, and December 31, 1995, marketable equity securities had aggregate costs of $115,495 and $248,130, respectively, and aggregate market values of $177,654 and $230,994, respectively. The net unrealized gain/loss at June 30, 1996, and December 31, 1995, included gross gains of $85,701 and $127,260, respectively.

Allegiant Physicians Services, Inc.
- -----------------------------------

During the first six months of 1996, the Partnership exercised its option to sell all of its 49,000 common shares to the company for $81,725 resulting in a realized gain of $64,225.

Cyclean, Inc./Cyclean of Los Angeles, LLC
- -----------------------------------------

During the second quarter of 1996, the Partnership received 25,495 Series D Preferred shares as a stock dividend while another 112,500 shares were received pursuant to a prior debt restructure.
Subsequently, the Managing General Partner determined that the fair value of the Partnership's investment has declined and accordingly, the Partnership recorded a $254,079 decrease in fair value at June 30, 1996.

Hybridon, Inc.
- --------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 5,062 shares of common stock, which were subsequently sold for total proceeds of $45,098. The total realized gain from these transactions was $42,598.

MTI Technology Corporation
- --------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in value of the Partnership's investment. As a result, the Partnership realized a loss of $115,099. The Partnership also recorded an increase in fair value of $5,755 to reflect the unrestricted market value at June 30, 1996.

S-TRON
- ------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, company operations ceased during March of 1996. This investment, which had previously been written off, is no longer held by the Partnership.

Other Equity Investments
- ------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1996, consisted of:

Balance at January 1, 1996                             $ 2,833,823

1996 activity:

 Secured notes receivable issued                           251,102
 Repayments of secured notes receivable                   (310,131)
 Increase in allowance for loan losses                     (81,000)
 Amortization of discounts related to warrants              66,809
 Decrease in accrued interest                               (4,306)
                                                         ---------

   Total secured notes receivable,
     net, at June 30, 1996                             $ 2,756,297
                                                        ==========


The Partnership had accrued interest of $4,306 at December 31, 1995. There was no accrued interest at June 30, 1996.

Activity in the allowance for loan losses was as follows:



Balance at January 1, 1996                             $ 4,028,000

Decrease in provision for loan losses                      (22,807)

Recoveries of previous write-offs:
 Medical                                                   103,807
                                                         ---------
Total recoveries                                           103,807
                                                         ---------
Change in net unrealized fair value of secured
 notes receivable                                           81,000
                                                         ---------

Balance at June 30, 1996                               $ 4,109,000
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

Secured notes receivable of $6,365,292 and $6,357,717 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at June 30, 1996, and December 31, 1995, respectively. The Managing
General Partner continues to monitor the progress of these companies. The fair value at June 30, 1996, reflected the Managing General
Partner's estimate of collectibility of these notes.

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

All notes are secured by specific assets of the borrowing companies. The interest rate on notes issued during the six months ended June 30, 1996, ranged from 12% to 14%.

5.     Cash and Cash Equivalents
       -------------------------

At June 30, 1996, and December 31, 1995, cash and cash equivalents consisted of:


                                                1996          1995
                                                ----          ----

Demand and brokerage accounts               $   40,339          2,071
Money-market accounts                        6,656,142      7,044,551
                                             ---------      ---------

         Total                              $6,696,481      7,046,622
                                             =========      =========

6.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments of $24,300 related to term note financings to an existing borrowing company.

In June of 1996, a lawsuit was filed by a third party in the Los Angeles County Superior Court against an affiliated partnership, the Managing General Partner and certain of its officers, and Cyclean, Inc., a portfolio company in the industrial/business automation industry. The Partnership participated in investments to the portfolio company with the affiliated partnership. The third party has asserted claims for interference with contractual relations against the defendants. The plaintiff further alleges that the affiliated partnership agreed to purchase its interest in an entity partially owned by the plaintiff and seeks unspecified damages against the affiliated partnership and its affiliates. The Managing General Partner believes that the affiliated partnership has adequate defenses and intends to pursue this matter vigorously. The Managing General Partner believes the outcome will not have a material adverse effect on the Partnership's financial position at June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $158,437. The Partnership paid management fees of $124,175 to the Managing General Partner, reimbursed related parties for operating expenses of $178,006 and received $736 from affiliated partnerships for net loan participations. Other operating expenses of $139,556 were paid and interest income of $257,694 was received. In addition, the Partnership received a collection expense reimbursement of $24,870 from a portfolio company. Distributions of $391,777 were paid to Limited and General Partners.

During the six months ended June 30, 1996, the Partnership issued $251,102 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of notes receivable provided cash of $310,131 and proceeds from sales of equity investments totaled $126,823. Recoveries of $103,807 were received for investments previously written off. As of June 30, 1996, the Partnership was committed to fund up to $24,300 to an existing borrowing company related to term note financings.

Cash and restricted cash at June 30, 1996, were $6,836,067. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net losses were $518,272 and $226,152 for the quarters ended June 30, 1996 and 1995, respectively. The increase in net loss was substantially due to decreases of $3,076,173 and $432,000 in the change in the net unrealized fair value of equity investments and secured notes receivable, respectively, and a $253,277 decrease in net realized gain from sales of equity investments. These changes were substantially offset by a $3,413,527 decrease in realized losses from investment write-downs.

During the quarter ended June 30, 1996, the $246,437 decrease in equity investment fair value was mainly due to portfolio companies in the industrial/business automation industry. During the same period in 1995, the increase of $2,829,736 was primarily due to the $3,423,527 write-downs which were mostly related to portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with fair values less than cost. In 1996, the Integrated Network Corporation warrant expired resulting in a realized loss of $10,000.

The Partnership recorded a $203,000 decrease in secured notes receivable fair value for the quarter ended June 30, 1996, compared to an increase of $229,000 for the same period in 1995 based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

During the three months ended June 30, 1996, the Partnership recorded $35,378 in net realized gain from sales of Allegiant Physicians Services, Inc., and Hybridon, Inc. In 1995, the Partnership realized a gain of $288,655 primarily from the sale of Datalogix International, Inc., and the non-cash exercise of the Primary Access Corporation warrant.

Total operating expenses were $136,656 and $120,891 for the quarters ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996 and 1995, the General Partners absorbed $66,094 and $39,739, respectively, as explained in Note 2 to the financial statements. Had the limitation not been in effect, total operating expenses for the three months ended June 30, 1996 and 1995 would have been $202,750 and $160,630, respectively. The increase was mainly due to allocated overhead costs in 1996 as permitted by the Partnership Agreement.

Other investment expenses of $9,581 and $120,655 for the quarters ended June 30, 1996 and 1995, respectively, primarily reflected litigation costs with a third party related to a portfolio company in the retail/consumer products industry.

Secured notes receivable interest income totaled $36,279 and $127,329 for the quarters ended June 30, 1996 and 1995, respectively. The 1995 amount included nonrecurring warrant income of $90,000 from the Integrated Network Corporation warrant redemption. Secured notes receivable interest income would have been $32,329 without such income.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
- ------------------------------------------------------------------------
year
- ----

Net losses totaled $419,661 and $1,166,162 for the six months ended June 30, 1996 and 1995, respectively. The decrease in net loss was substantially due to a $3,252,800 decrease in the change in the net unrealized fair value of equity investments, a $311,843 decrease in secured notes receivable interest income, and a $192,576 decrease in net realized gain from sales of equity investments. These changes were mostly offset by a $3,298,428 decrease in realized losses from investment write-downs, and a $942,000 decrease in the change in net unrealized fair value of secured notes receivable.

In 1996, the decrease in equity investment fair value of $411,098 was primarily due to portfolio companies in the industrial/business automation and computer software and systems industries. During the same period in 1995, the increase of $2,841,702 was primarily due to the $3,423,527 write-downs which were mostly related to portfolio companies in the medical and retail/consumer products industries as these investments had been reflected with a fair value less than cost. Realized losses of $125,099 in 1996 primarily related to a portfolio company in the computers and computer equipment industry.

Secured notes interest income were $147,751 and $459,594 during the six months ended June 30, 1996 and 1995, respectively. The 1995 income was higher partially due to a cash collection of approximately $166,000 in interest income from a portfolio company in the computer software and systems industry that was previously on nonaccrual status. In addition, the 1995 income included a nonrecurring warrant income of $90,000 as mentioned in the above section. Had the above cash collection and warrant redemption not occurred, secured notes receivable interest income would have been approximately $204,000. The decrease was primarily due to lower interest-bearing notes receivable balances.

In 1996, the net realized gain of $106,823 related to the sales of Allegiant Physicians Services, Inc., and Hybridon, Inc. In 1995, the net realized gain of $299,399 mostly related to the sales of Datalogix International, Inc., and Pinnacle Systems, Inc.

In 1996 and 1995, the Partnership recorded decreases of $81,000 and $1,023,000, respectively, in the secured notes receivable fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

In 1996, the Partnership recognized recoveries of $103,807, related to a portfolio company in the medical industry. No such recoveries were recorded in 1995.

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

As disclosed in Note 6 to the financial statements, there is pending litigation to which the Partnership is an indirect party.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Controller