Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1997-03-31
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1996

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

Documents incorporated by reference: Portions of the Prospectus dated March 16, 1989, forming a part of Registration Statement No. 33-26190 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Medical Partners I, L.P., as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement No. 33-54002 dated October 30, 1992, are incorporated by reference in Part III hereof.

                                PART I

Item 1.  BUSINESS
------   --------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P. (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on December 9, 1988. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus dated March 16, 1989, that forms a part of Registrant's Form S-1 Registration Statement No. 33-26190 (such Prospectus, as supplemented, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the General Partners so determine or the Partnership may be dissolved sooner.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

Except as disclosed in Note 9 to the financial statements, there are no other material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1996, there were 5,194 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                       For the Years Ended and as of December 31,
                              ----------------------------------------------------------------
                                    1996       1995         1994         1993         1992
                                    ----       ----         ----         ----         ----

Total income                  $   512,955    1,589,346    1,512,194    1,367,023    2,806,215
Net operating (loss) income      (322,541)     729,824      569,968      313,492    1,092,444
Net realized gain from sales
 of equity investments            106,823    2,454,187      425,431      476,335      127,957
Realized losses from
 investment write-downs          (125,099)  (4,508,628)  (4,082,445)  (1,902,799)    (276,284)
Recoveries from investments
 previously written-off           103,807           --           --           --           --
Net realized (loss) income       (237,010)  (1,324,617)  (3,087,046)  (1,112,972)     944,117
Change in net unrealized
  fair value:
 Equity investments            (1,835,611)   2,786,658   (2,281,481)     209,851   (1,506,486)
 Secured notes receivable         (49,000)    (212,000)    (139,000)    (118,000)  (2,945,926)
Net (loss) income              (2,121,621)   1,250,041   (5,507,527)  (1,021,121)  (3,508,295)
Net realized (loss) income
 per Unit                              (1)          (3)          (8)          (3)           2
Total assets                   11,006,297   13,586,829   12,058,547   18,141,077   22,919,883
Distributions declared                 --      391,777      574,167    2,445,411    3,646,141
Distributions declared
 per Unit (1)                          --            1            1            6            9

(1)  Calculation is based on weighted average number of Limited Partner Units outstanding during the year.


Refer to financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and Losses" for a description of the method of calculation for net realized (loss) income per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1996, net cash used by operating activities totaled
$470,291. The Partnership paid management fees of $247,008 to the Managing General Partner, reimbursed related parties for operating expenses of $319,091 and paid affiliated partnerships $1,930 for net loan participations. Other operating expenses of $397,474 were paid and $444,903 and $5,549 in interest and other income, respectively, were received. In addition, the Partnership received collection expense reimbursements of $44,760 from portfolio companies.
Distributions declared in 1995 of $391,777 were paid to Limited and General Partners.

During 1996, the Partnership issued $251,102 in secured notes receivable primarily to a portfolio company in the computers and computer equipment industry. Repayments of notes receivable provided cash of $843,151 and proceeds from sales of equity investments totaled $126,823. Recoveries of $103,807 were received for investments previously written off. The Partnership is an indirect party to litigation, see
Note 9 for additional information regarding the future use of Partnership funds and restricted cash as of December 31, 1996. As of December 31, 1996, the Partnership was committed to fund up to $24,300 related to term note financing to an existing borrowing company.

Cash and cash equivalents at December 31, 1996, were $6,414,538. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1996 compared to 1995
---------------------

Net loss was $2,121,621 in 1996, compared to a net income of $1,250,041 in 1995. The change was substantially due to a $4,622,269 decrease in the change in net unrealized fair value of equity investments, a $2,347,364 decrease in net realized gain from sales of equity investments, and a $1,311,410 decrease in secured notes receivable interest income. These changes were partially offset by a $4,383,529 decrease in realized losses from investment write-downs.

In 1996, the decrease in equity investment fair value of $1,835,611 was primarily due to portfolio companies in the computer software and systems, and industrial/business automation industries. In 1995, the increase of $2,786,658 was primarily due to the reversal of unrealized losses, which were realized as investment write-downs for portfolio companies in the medical and retail/consumer products industries.

In 1996, the net realized gain of $106,823 related to sales of Allegiant Physicians Services, Inc., and Hybridon, Inc., stock. Net realized gain totaled $2,454,187 in 1995 mostly from the sales of Imagine Publishing, Inc., 3Com Corporation and Datalogix International, Inc.

Secured notes receivable interest income totaled $168,203 in 1996, compared to $1,479,613 in 1995. The higher 1995 balance was mostly due to cash interest payments received from portfolio companies in the computer software and systems, telecommunications, and medical industries which had been on nonaccrual status. At December 31, 1996, the remaining portfolio was on non-accrual status due to uncertainty of the borrowers' financial conditions.

During 1996 and 1995, realized losses from investment write-downs totaled $125,099 and $4,508,628, respectively. Realized losses in 1996 substantially related to equity investments in a portfolio company in the computers and computer equipment industry. Realized losses in 1995 primarily related to equity and secured notes receivable investments in portfolio companies in the medical and retail/consumer industries.

Total operating expenses were $386,668 and $385,848 in 1996 and 1995, respectively. As explained in Note 3 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1996 and 1995, the General Partners absorbed $143,040 and $653,673, respectively. Also discussed in Note 3 is the inclusion of $561,530 of additional administrative and investors services expenses in 1995. Had such additional expenses been recorded in prior years, the operating expense limitation not been in effect, and the 1996 recoveries discussed in Note 3 not occurred, total operating expenses in 1996 and 1995 would have been $574,468 and $538,002, respectively. The increase was primarily due to higher collection costs as the remaining portfolio requires additional workout efforts to realize maximum value by the Partnership.

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

In 1995, the increase in equity investment fair value of $2,786,658 was primarily due to the reversal of unrealized losses, which were realized as investment write-downs for portfolio companies in the medical and retail/consumer products industries. In 1994, the decrease of $2,281,481 was primarily due to a net decrease in the fair value of the Partnership's holdings in a portfolio company in the medical industry.

Net realized gain from sales of equity investments totaled
$2,454,187 in 1995 mostly from the sales of Imagine
Publishing, Inc., 3Com Corporation and Datalogix
International, Inc. In 1994, the realized gain of $425,431 primarily related to the sale of Alantec.

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

Total operating expenses were $385,848 and $534,391 in 1995 and 1994, respectively. In 1995 and 1994, the General Partners absorbed $653,673 and $95,227, respectively. As explained in Note 3 to the financial statements, had the additional expenses been recorded in prior years, the operating expense limitation not been in effect, and the 1994 recoveries not occurred, total operating expenses in 1995 and 1994 would have been $538,002 and $840,391, respectively.
The decrease in total operating expenses was primarily due to lower administrative and investor services, and lending operations and investment management expenses from lower overall portfolio activities.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Medical Partners I, L.P. Prospectus, as modified by Cumulative Supplement No. 4 dated January 4, 1995, forming a part of the May 3, 1993, Pre-Effective Amendment No. 3 to the Form N-2 Registration Statement
No. 33-54002 dated October 30, 1992, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred management fees of $247,008. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.

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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------
(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1996
 and 1995
Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994
Statements of Partners' Capital for
 the years ended December 31, 1996, 1995
 and 1994
Statements of Cash Flows for the years
 ended December 31, 1996, 1995 and 1994
Notes to Financial Statements

(2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

(3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
March 16, 1989, included in Registration Statement
No. 33-26190 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities
Act of 1933).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

(c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:


We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




San Francisco, California                     /S/KPMG Peat Marwick LLP
March 27, 1997

BALANCE SHEETS
--------------


                                                  December 31,
                                      ------------------------------
                                            1996               1995
                                            ----               ----
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,332,277 and
  $6,861,823 in 1996 and 1995,
  respectively)                       $ 2,255,277          2,833,823
 Equity investments (cost basis
  of $3,301,907 and $3,447,006 in
  1996 and 1995, respectively)          1,675,474          3,656,184
                                       ----------         ----------

     Total investments                  3,930,751          6,490,007

Cash and cash equivalents               6,414,538          7,046,622

Restricted cash                           642,695             50,000

Other assets                               18,313                200
                                       ----------         ----------

     Total                            $11,006,297         13,586,829
                                       ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   309,810            349,663

Due to affiliated partnerships                 --              1,930

Due to related parties                     38,937             36,737

Distributions payable                          --            391,777

Other liabilities                           3,322             30,873
                                       ----------         ----------

     Total liabilities                    352,069            810,980

Commitments, contingencies and
 subsequent events
 (Notes 3, 6 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
  in both 1996 and 1995)               16,508,603         16,743,243
 General Partners                        (150,942)          (148,572)
 Net unrealized fair value (decrease)
  increase from cost:
  Secured notes receivable             (4,077,000)        (4,028,000)
  Equity investments                   (1,626,433)           209,178
                                       ----------         ----------

  Total partners' capital              10,654,228         12,775,849
                                       ----------         ----------

    Total                             $11,006,297         13,586,829
                                       ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                    For the Years Ended December 31,
                                -------------------------------------
                                    1996        1995         1994
                                    ----        ----         ----

Income:
 Secured notes receivable
  interest                     $   168,203    1,479,613     1,376,736
 Short-term investment
  interest                         339,203      102,875       118,585
 Other income                        5,549        6,858        16,873
                                 ---------    ---------     ---------
  Total income                     512,955    1,589,346     1,512,194

Costs and expenses:
 Management fees                   247,008      201,640       272,615
 Amortization of
  organizational costs                  --           --         3,000
 Other investment expenses         201,820      272,034       132,220
 Operating expenses:
  Lending operations and
   investment management           160,438      155,642       220,552
  Administrative and investor
   services                        240,876      750,214       280,705
  Computer services                 81,249       65,695        77,113
  Professional fees                 47,145       67,970        51,248
  Expenses absorbed by
   General Partners               (143,040)    (653,673)      (95,227)
                                 ---------    ---------     ---------

   Total operating expenses        386,668      385,848       534,391
                                 ---------    ---------     ---------

 Total costs and expenses          835,496      859,522       942,226
                                 ---------    ---------     ---------

Net operating (loss) income       (322,541)     729,824       569,968

 Net realized gain from sales
  of equity investments            106,823    2,454,187       425,431
 Realized losses from
  investment write-downs          (125,099)  (4,508,628)   (4,082,445)
 Recoveries from investments
  previously written off           103,807           --            --
                                 ---------    ---------     ---------

Net realized loss                 (237,010)  (1,324,617)   (3,087,046)

Change in net unrealized
 fair value:
  Equity investments            (1,835,611)   2,786,658    (2,281,481)
  Secured notes receivable         (49,000)    (212,000)     (139,000)
                                 ---------    ---------     ---------

Net (loss) income              $(2,121,621)   1,250,041    (5,507,527)
                                 =========    =========     =========

Net realized loss
   per Unit                    $        (1)          (3)           (8)
                                 =========    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
------------------------------


For the years ended December 31, 1996, 1995 and 1994:

                                                        Net Unrealized Fair Value
                                                      Increase (Decrease) From Cost
                                                      -----------------------------
                                Limited      General     Equity    Secured Notes
                               Partners     Partners   Investments   Receivable    Total
                               --------     --------   -----------   ----------    -----

Partners' capital,
 December 31, 1993           $ 22,044,323    (72,045)    (295,999)  (3,677,000) 17,999,279

Distributions                    (568,425)    (5,742)          --           --    (574,167)

Net realized loss              (3,056,177)   (30,869)          --           --  (3,087,046)

Change in net unrealized fair
 value:
  Equity investments                   --         --   (2,281,481)          --  (2,281,481)
  Secured notes receivable             --         --           --     (139,000)   (139,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1994             18,419,721   (108,656)  (2,577,480)  (3,816,000) 11,917,585


Distributions                    (365,107)   (26,670)          --           --    (391,777)

Net realized loss              (1,311,371)   (13,246)          --           --  (1,324,617)

Change in net unrealized fair
 value:
  Equity investments                   --         --    2,786,658           --   2,786,658
  Secured notes receivable             --         --           --     (212,000)   (212,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1995             16,743,243   (148,572)     209,178   (4,028,000) 12,775,849


Net realized loss                (234,640)    (2,370)          --           --    (237,010)

Change in net unrealized fair
 value:
  Equity investments                   --         --   (1,835,611)          --  (1,835,611)
  Secured notes receivable             --         --           --      (49,000)    (49,000)
                               ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1996           $ 16,508,603   (150,942)  (1,626,433)  (4,077,000) 10,654,228
                               ==========    =======    =========    =========  ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                   For the Years Ended December 31,
                                  ------------------------------------
                                       1996       1995         1994
                                       ----       ----         ----

Cash flows from operating
  activities:
 Interest received                $   444,903   1,590,420     920,099
 Other income received                  5,549       6,858      16,873
 Cash paid to vendors                (397,474)   (315,059)   (504,228)
 Cash paid to related parties        (566,099)   (429,369)   (688,844)
 Cash (paid to) received from
  affiliated partnerships              (1,930)        876      40,179
 Reimbursement of collection
  expenses received from
  portfolio companies                  44,760          --     187,441
                                    ---------   ---------   ---------
    Net cash (used) provided
     by operating activities         (470,291)    853,726     (28,480)
                                    ---------   ---------   ---------

Cash flows from investing
 activities:
 Secured notes receivable issued     (251,102) (1,216,335) (4,075,046)
 Repayments of secured notes
  receivable                          843,151   2,170,864   3,147,801
 Proceeds from sales of
  equity investments                  126,823   3,366,988     430,181
 Recoveries from investments
  previously written off              103,807          --          --
 Purchase of equity investments            --        (471)    (48,206)
 Deposits to restricted cash         (592,695)    (50,000)         --
                                    ---------   ---------   ---------
Net cash provided (used) by
 investing activities                 229,984   4,271,046    (545,270)
                                    ---------   ---------   ---------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                   (391,777)         --    (574,167)
                                    ---------   ---------   ---------

  Net cash used by financing
   activities                        (391,777)         --    (574,167)
                                    ---------   ---------   ---------

Net (decrease) increase in cash
 and cash equivalents                (632,084)  5,124,772  (1,147,917)

Cash and cash equivalents at
 beginning of year                  7,046,622   1,921,850   3,069,767
                                    ---------   ---------   ---------

Cash and cash equivalents at
 end of year                      $ 6,414,538   7,046,622   1,921,850
                                    =========   =========   =========

See accompanying notes to financial statements.

-----------------------------------

                                      For the Years Ended December 31,
                                   -----------------------------------
                                     1996          1995        1994
                                     ----          ----        ----
Reconciliation of net (loss)
 income to net cash (used)
 provided by operating activities:

Net (loss) income                 $(2,121,621)  1,250,041  (5,507,527)

Adjustments to reconcile net
 (loss) income to net cash
 (used) provided by operating
 activities:
 Amortization of organizational
  costs                                    --          --       3,000
 Amortization of discount
  on secured notes receivable         (66,809)    (18,163)    (12,110)
 Net realized gain from sales of
  equity investments                 (106,823) (2,454,187)   (425,431)
 Realized losses from investment
  write-downs                         125,099   4,508,628   4,082,445
 Recoveries from investments
  previously written off             (103,807)         --          --
 Change in net unrealized
  fair value:
   Equity investments               1,835,611  (2,786,658)  2,281,481
   Secured notes receivable            49,000     212,000     139,000

Changes in:
  Accrued interest on secured and
   convertible notes receivable         4,306      16,095    (563,112)
  Accounts payable and accrued
   expenses                           (39,853)     12,474     (21,134)
  Due to/from related parties           2,200      29,361      16,144
  Due to/from affiliated
   partnerships                        (1,930)        876      40,179
  Other assets                        (18,113)     74,913     (73,283)
  Other liabilities                   (27,551)     (1,654)     11,868
  Other, net                               --      10,000          --
                                    ---------   ---------   ---------

Net cash (used) provided
  by operating activities         $  (470,291)    853,726     (28,480)
                                   ==========   =========   =========

Non-cash investing activities:

Additions to equity investments   $        --     142,432     100,556
                                   ==========   =========   =========

Conversion of secured notes
 receivable and interest to
 equity investments               $        --   2,919,541   2,270,450
                                   ==========   =========   =========

Conversion of other investments
 to secured notes receivable      $        --          --     650,000
                                   ==========   =========   =========

Non-cash exercise of warrants     $    16,994     113,933      (1,122)
                                   ==========   =========   =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of California on December 9, 1988. From December 9, 1988, through March 15, 1989, the Partnership was inactive. The registration statement of the Partnership was filed with the Securities and Exchange Commission and became effective on March 16, 1989. The purpose of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. TFI is the Managing General Partner. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

The Partnership commenced selling units of limited partnership interest ("Units") on April 13, 1989. On May 2, 1989, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The Partnership completed the offering of the Units of limited partnership interest on March 15, 1991. The offering terminated with 399,977 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended for up to two additional two-year periods from such date if the General Partners so determine or the Partnership may be dissolved sooner.

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

The financial statements include marketable and non-marketable investments of $3,930,751 and $6,490,007 (37% and 51% of partners' capital) as of December 31, 1996 and 1995, respectively. For the non-marketable investments, the Managing General Partner has estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partner has applied an illiquidity discount of up to 33% in determining fair value as discussed below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments, and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $9,634,184 by $2,251,017.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (399,977) at December 31, 1996, 1995 and 1994, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Investments:
-----------

In accordance with generally accepted accounting principles, the Partnership's method of accounting for investments is the fair value basis used for investment companies. The fair value of Partnership investments is their initial cost basis with changes as noted below:

     Secured Notes Receivable, Net
     -----------------------------

The secured notes receivable portfolio includes accrued interest less the discount related to warrants and the allowance for loan losses. The portfolio approximates fair value through inclusion of an allowance for loan losses. Allowance for loan losses is reviewed quarterly by the Managing General Partner and is adjusted to a level deemed adequate to cover possible losses inherent in notes receivable and unfunded commitments. Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

In conjunction with certain secured notes, upon issuance or restructure, the Partnership receives warrants (to purchase certain types of capital stock) or capital stock of the borrowing company.
The cost basis of the warrants and the resulting discount has been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the resulting discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

     Equity Investments
     ------------------

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercises of warrants, the Partnership recorded realized gains (losses) of $16,994, $113,933, and $(1,122), during 1996, 1995, and 1994, respectively, as a result of the underlying stock prices at the date of exercise. These amounts are included in net realized gain from sales of equity investments in the Statements of Operations.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in proportion to their respective capital accounts to the total of all capital accounts of the group. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                                 For the Years Ended December 31,
                            ------------------------------------------
                                  1996         1995          1994
                                  ----         ----          ----

Increase (decrease) in fair
 value from cost of
 marketable equity securities $   101,360     (17,136)       (9,163)
(Decrease) increase in fair
 value from cost of non-
 marketable equity securities  (1,727,793)    226,314    (2,568,317)
                                ---------   ---------     ---------
Net unrealized fair value
(decrease) increase from
 cost at end of year           (1,626,433)    209,178    (2,577,480)
Net unrealized fair value
 increase (decrease) from cost
 at beginning of year             209,178  (2,577,480)     (295,999)
                                ---------   ---------     ---------
Change in net unrealized
 fair value of equity
 investments                  $(1,835,611)  2,786,658    (2,281,481)
                                =========   =========     =========



3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1996, 1995 and 1994, related party costs were as follows:


                                 1996           1995           1994
                                 ----           ----           ----

Management fees               $247,008        201,640        272,615
Amortization of
 organizational costs               --             --          3,000
Reimbursable operating
 expenses:
  Lending operations and
   investment management       175,407        128,757        234,262
  Administrative and
   investor services           165,652        716,311        216,225
  Computer services             81,249         65,695         77,113
  Expenses absorbed by
   General Partners           (143,040)      (653,673)       (95,227)

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

Management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities, plus the aggregate fair market value of any equity interest distributed to the partners, exceeds the total management fees payable. All management fees had been paid at December 31, 1996 and 1995.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organization and Offering and General Partner Overhead) such as investment operations, administrative, and investor services and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was allocated additional administrative and investor services costs of $561,530, which were not previously recognized by the Partnership; however, $523,886 of this amount was absorbed by the General Partners. The $561,530 consisted of $60,011, $58,585, and $442,934 related to
1995, 1994, and prior years, respectively.

As discussed in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins each May 1st. Beginning May 1, 1994, the limitation was calculated using 1% of total Limited Partner capital contributions. Operating costs of $143,040, $653,673, and $95,227 for the years ended
December 31, 1996, 1995 and 1994, respectively, were absorbed by the General Partners.

During 1996 and 1994, the Partnership was reimbursed $44,760 and $187,441, respectively, by portfolio companies primarily for legal, consulting, and other external costs incurred in the defense of the Partnership's secured note rights through bankruptcy court. Of the amounts reimbursed in 1996 and 1994, $44,760 and approximately $154,000, respectively, were incurred in prior periods during which the operating expense limitation applied. The $44,760 and $154,000 recoveries were recorded as reductions to lending operations and investment management expense, and the amounts absorbed by General Partners in the respective years were reduced by equivalent amounts.

Had the operating expense limitation not been in effect, the above additional charge been recorded in prior years, and had the above reimbursements not been received, total operating expenses would have been $574,468, $538,002, and $840,391 for 1996, 1995 and 1994,
respectively. At December 31, 1996 and 1995, due to related parties totaled $38,937 and $36,737, respectively.

Under the terms of a computer support agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1996, no amounts were due to or from affiliated partnerships. At December 31, 1995, $1,930 was due to affiliated partnerships on such participations.
This amount was paid to such affiliated partnerships immediately following the 1995 year end.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships has entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture documents are subject to review by legal counsel for the Partnership to ensure conformity with the terms of the Partnership Agreement.

In 1995 and 1994, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

4.     Distributions Payable
       ---------------------

During 1996, distributions of $391,777 ($1 per Unit) declared in 1995 were paid to the Limited and General Partners. As the Partnership has been in its liquidation stage since 1995, future distributions are expected to fluctuate as distributions will be dependent upon loan repayments from borrowing companies and available cash.

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

6.     Equity Investments
       ------------------

At December 31, 1996 and 1995, equity investments consisted of:


                                                   December 31, 1996         December 31, 1995
                                                  ------------------         -----------------
                    Investment                     Cost        Fair          Cost         Fair
Industry/Company       Date      Position          Basis       Value         Basis       Value
----------------    ----------   --------          -----       -----         -----       -----
WARRANTS:

Biotechnology
-------------
Biocircuits         01/91        5,000 Common
 Corporation                     shares at $8.00;
                                 expired 01/96   $       --          --           0         600
Hybridon, Inc.      03/91        7,142 Common
                                 shares at $3.50;
                                 exercised 01/96         --          --       2,500      32,139

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        1,159,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00      10,000           0      10,000     217,415

Industrial/Business Automation
------------------------------
Cyclean, Inc.       03/91        44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.       07/92        20,967 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0           0           0
Cyclean, Inc.       07/92        53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0           0
Cyclean, Inc.       09/94        8,065 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       09/94        9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       01/95        9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0           0           0
ElectroScan         12/91        22,177 Common
 Corporation                     shares at $3.10;
                                 expired 12/96           --          --           0           0

Medical
-------
Loredan             05/92        62,500 Common
 BioMedical,                     shares at $.60;
 Inc.                            expiring 05/97          --          --           0           0
Loredan             12/92        166,667 Common
 BioMedical,                     shares at $.30;
 Inc.                            expiring 12/97          --          --           0           0

Telecommunications
------------------
Integrated Network  06/91        5,882 Common
 Corporation                     shares at $17.00;
                                 expired 06/96           --          --      10,000           0
                                                     ------     -------     -------     -------

Total warrants                                       10,000           0      22,500     250,154
                                                     ------     -------     -------     -------
STOCKS:

Computers and Computer Equipment
--------------------------------
MTI Technology      04/94        20,927 Common
 Corporation                     shares              73,244      65,146     188,343      43,947

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        2,908,450
 Systems                         Series C
 Corporation                     Preferred
                                 shares           2,908,450   1,454,225   2,908,450   2,908,450

Industrial/Business Automation
------------------------------
Cyclean, Inc.       09/94        36,042 Series D
                                 Preferred shares    38,908           0     100,556     100,556
Cyclean, Inc.       01/95        51,051 Series D
                                 Preferred shares    55,111           0     142,432     142,432
Cyclean, Inc.       04/96        137,995 Series D
                                 Preferred shares   148,969           0          --          --
Cyclean of          03/95        Class A LLC Unit
 Los Angeles, LLC                - 44% ownership     11,091           0      11,091      11,091

Medical
-------
Allegiant           08/94        31,500 Common
 Physicians                      shares
 Services, Inc.                                          --          --      11,250      52,500
Allegiant           11/95        17,500 Common
 Physicians                      shares
 Services, Inc.                                          --          --       6,250      29,167
Resonex Holding     02/94        22,804 Common
 Corporation                     shares                   0           0           0           0

Microelectronics
----------------
Celeritek, Inc.     05/94        6,784 Common
                                 shares              36,087      69,366      36,087      52,563

Retail/Consumer Products
------------------------
S-TRON              05/93        Subordinated
                                 note, $390,000
                                 principal amount        --          --           0           0
S-TRON              05/93        390,000 Common
                                 shares                  --          --           0           0
S-TRON              05/93        897,000
                                 Series 1
                                 Preferred shares        --          --           0           0
S-TRON              05/93        2,753,356
                                 Series 2
                                 Preferred shares        --          --           0           0

Telecommunications
------------------
All Post, Inc.      10/94        17,574 Common
                                 shares              13,883       4,394      13,883      13,883
3Com Corporation    06/95        1,082 Common
                                 shares               6,164      82,343       6,164      51,441
                                                  ---------   ---------   ---------   ---------
Total stocks                                      3,291,907   1,675,474   3,424,506   3,406,030
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $3,301,907   1,675,474   3,447,006   3,656,184
                                                  =========   =========   =========   =========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.


Marketable Equity Securities
----------------------------

At December 31, 1996 and 1995, marketable equity securities had aggregate costs of $115,495 and $248,130, respectively, and aggregate market values of $216,855 and $230,994, respectively. The net unrealized gain/loss at December 31, 1996 and 1995, included gross gains of $109,458 and $127,260, respectively.

Allegiant Physicians Services, Inc.
-----------------------------------

During 1996, the Partnership exercised its option to sell all of its 49,000 common shares to the company for $81,725 resulting in a realized gain of $64,225.

Cyclean, Inc./Cyclean of Los Angeles, LLC
-----------------------------------------

During the second quarter of 1996, the Partnership received 25,495 Series D Preferred shares as a stock dividend while another 112,500 shares were received pursuant to a prior debt restructure. Subsequently, the Managing General Partner determined that the fair value of the Partnership's investment had declined and accordingly, the Partnership recorded a $254,079 decrease in fair value at December 31, 1996.

Hybridon, Inc.
--------------

In January of 1996, Hybridon, Inc., completed its initial public offering. The Partnership exercised its warrant holdings without cash and received 5,062 shares of common stock, which were subsequently sold for total proceeds of $45,098. The total realized gain from these transactions was $42,598.

MTI Technology Corporation
--------------------------

During the first quarter of 1996, the Managing General Partner determined that there had been an other than temporary decline in the value of the Partnership's investment. As a result, the Partnership realized a loss of $115,099. The Partnership recorded an increase in fair value of $21,199 to reflect the market price of the unrestricted shares at December 31, 1996.

S-TRON
------

The company was unsuccessful in its efforts to obtain a major government contract; as a result, the company ceased operations during March of 1996. This investment, which had previously been written off, is no longer held by the Partnership.

Wasatch Education Systems Corporation
-------------------------------------

In early 1997, the company entered into a buyout agreement to sell certain assets and liabilities and to grant an exclusive license for a segment of the company's market to management. The company retains the use of the technology for other markets along with certain liabilities and will receive approximately $1.5 million in cash and a royalty stream based on future revenues generated by the new company formed by the former management team. Minimum royalty payments of $500,000 per year for four years must be received in order for the new company to retain exclusivity. Based on terms of the agreement and the near term need to develop a new management team, the Managing General Partner determined that there has been a fair value decline in the Partnership's investment and accordingly, the Partnership recorded a decrease of $1,671,640 at December 31, 1996.

Other Equity Investments
------------------------

Other changes reflected above generally relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Celeritek, Inc., and 3Com Corporation are publicly traded companies.

7.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1996 and 1995, secured notes receivable consisted of:

                                                1996        1995
                                                ----        ----
Secured notes receivable                    $ 6,588,429    7,180,478
Accrued interest                                     --        4,306
Unamortized discount                           (256,152)    (322,961)
                                              ---------    ---------
   Secured notes receivable, net
    (cost basis)                              6,332,277    6,861,823

   Allowance for loan losses                 (4,077,000)  (4,028,000)
                                              ---------    ---------

   Secured notes receivable, net
    (fair value)                            $ 2,255,277    2,833,823
                                              =========    =========

The 1996 notes are substantially from two portfolio companies (representing 82% and 18% of the notes receivable fair value at December 31, 1996) in the computers and computer equipment and industrial/business automation industries. All notes are secured by specific assets of the borrowing companies. Interest rates at December 31, 1996, ranged from 8% to 15%.

Changes in the allowance for loan losses were as follows:


                                                 1996        1995
                                                 ----        ----


Balance, beginning of year                  $ 4,028,000    3,816,000
                                              ---------    ---------

(Decrease) increase provision
   for loan losses                              (54,807)   1,285,925

Secured notes receivable write-downs:
   Medical                                           --   (1,073,925)
                                              ---------    ---------
     Total Write-offs                                --   (1,073,925)

Recoveries of previous write-offs:
   Medical                                      103,807           --
                                              ---------    ---------
     Total Recoveries                           103,807           --
                                              ---------    ---------

Change in net unrealized fair value of
 secured notes receivable                        49,000      212,000
                                              ---------    ---------

Balance, end of year                        $ 4,077,000    4,028,000
                                              =========    =========


The provision for loan losses is generally comprised of realized losses, net of recognized recoveries, and a change in net unrealized fair value based upon the level of loan loss reserves deemed adequate by the Managing General Partner at the respective year ends.

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

Secured notes of $6,332,277 and $6,357,717 at December 31, 1996 and 1995, respectively, were on nonaccrual status due to uncertainty of certain borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1996, is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:

          Year Ending         Principal
          December 31,        Repayments
          -----------         ----------
             1997             $   803,428
             1998                      --
             1999                 348,292
             2000               5,436,709
                                ---------

                              $ 6,588,429
                                =========


Secured notes receivable which are due on demand are included as principal repayments in 1997. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1996 and 1995, cash and cash equivalents consisted of:


                                                 1996          1995
                                                 ----          ----

Demand and brokerage accounts               $   11,163          2,071
Money-market accounts                        6,403,375      7,044,551
                                             ---------      ---------


     Total                                  $6,414,538      7,046,622
                                             =========      =========


9.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1996 of $201,820 reflect the participated costs of the following legal actions. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation.

In 1992, an affiliated partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the affiliated partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with the Quebecor legal rights. The Partnership participated in investments to the portfolio company with the affiliated partnership. Quebecor filed a counter suit claiming otherwise and is seeking relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March of 1997, the portfolio company and the affiliated partnership obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Unless Quebecor is granted the right to appeal this decision to the North Carolina Supreme Court within 30 days, there are no damages to the affiliated partnership. The Managing General Partner believes the affiliated Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in the secured notes investments to Cyclean with the affiliated partnership.

Ecopave was formed by Cyclean, Ecopave Corp. and Vance. Cyclean, without the consent of the affiliated partnership, transferred certain equipment worth approximately $488,000 to Ecopave that is subject to the affiliated partnerships security interest. Cyclean further gave Ecopave a license to use its patented technology. The equipment and intellectual property were security interest on a secured loan extended by the affiliated partnership to Cyclean. The affiliated partnership thus commenced this legal action for patent infringement, seeking to collect approximately $3.5 million of indebtedness owed to the Partnership and affiliated partnerships by Cyclean and the recovery of the equipment from Ecopave. In January of 1997, a counter suit was filed by Ecopave Corp. and Vance against the affiliated partnership which seeks declaration that certain patent rights held by the Partnership as security for the Cyclean debt are invalid as well as asserts a fraud claim. In addition, the counter suit seeks compensatory damages of approximately $5 million and unspecified punitive damages.

As a result of a settlement conference, the above lawsuits have tentatively been resolved for an effective date of April 1, 1997. The affiliated partnership has agreed to indirectly purchase Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million; the Partnership will participate in this purchase. It is anticipated that the settlement of this claim will not result in any material negative impact to the Partnership or affiliated partnerships at December 31, 1996, or the date of settlement as the Managing General Partner believes that the fair value of this additional investment is equal to or great than the purchase price and improves the Partnership's position to recover its secured notes receivable. The Managing General Partner believes a settlement is the most cost effective resolution of the dispute for the Partnership.

In the event that the aforementioned settlement is not consummated, the above lawsuits will continue to trial. Estimates of possible loss, if any, for the ongoing lawsuits cannot be determined at this time. No amounts have been provided in the accompanying financial statements for any possible negative outcome of this matter. The Managing General Partner believes the affiliated partnership has adequate defenses and intends to pursue this matter vigorously.

At December 31, 1996 and 1995, restricted cash of $642,695 and
$50,000, respectively, represented amounts held in escrow accounts pending the outcome of these cases.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 27, 1997    By:       /s/Debbie A. Wong
                              --------------------------------------
                                   Debbie A. Wong
                                   Vice President
                                   and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 27, 1997
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 27, 1997
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.