Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1997-05-09
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                        March 31,        December 31,
                                          1997              1996
                                        --------         ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,360,501 and
  $6,332,277 in 1997 and 1996,
  respectively)                        $ 2,283,501          2,255,277
 Equity investments (cost basis
  of $3,301,907 in both
  1997 and 1996)                         1,650,144          1,675,474
                                        ----------         ----------

     Total investments                   3,933,645          3,930,751

Cash and cash equivalents                6,372,428          6,414,538

Restricted cash                            644,269            642,695

Other assets                                14,407             18,313
                                        ----------         ----------

     Total                             $10,964,749         11,006,297
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   447,798            309,810

Due to related parties                       9,073             38,937

Other liabilities                              973              3,322
                                        ----------          ---------

     Total liabilities                     457,844            352,069

Commitments, contingencies and
  subsequent events
 (Notes 2, 5 and 7)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,977
 in both 1997 and 1996)                 16,387,830         16,508,603
 General Partners                         (152,162)          (150,942)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,077,000)        (4,077,000)
   Equity investments                   (1,651,763)        (1,626,433)
                                        ----------         ----------

     Total partners' capital            10,506,905         10,654,228
                                        ----------         ----------

     Total                             $10,964,749         11,006,297
                                        ==========         ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   -----------------------------------
                                               1997         1996
                                               ----         ----
Income:
 Secured notes receivable interest         $    11,497     111,472
 Short-term investment interest                 83,248      93,815
                                             ---------   ---------

     Total income                               94,745     205,287

Costs and expenses:
 Management fees                                53,249      61,289
 Other investment expenses                     148,831      30,000
 Operating expenses:
  Lending operations and investment
   management                                   45,597      34,096
  Administrative and investor
   services                                     47,758      55,020
  Computer services                             14,854      12,264
  Professional fees                              7,860       8,445
  Expenses absorbed by General Partners       (101,411)    (76,946)
                                             ---------   ---------

     Total operating expenses                   14,658      32,879
                                             ---------   ---------

  Total costs and expenses                     216,738     124,168
                                             ---------   ---------

Net operating (loss) income                   (121,993)     81,119

  Net realized gain from sales of
   equity investments                               --      71,445
  Recoveries from investments
   previously written off                           --     103,807
  Realized losses from investment
   write-downs                                      --    (115,099)
                                             ---------   ---------

Net realized (loss) income                    (121,993)    141,272

 Change in net unrealized
  fair value:
   Secured notes receivable                         --     122,000
   Equity investments                          (25,330)   (164,661)
                                             ---------   ---------

Net (loss) income                          $  (147,323)     98,611
                                             =========   =========

Net realized (loss) income per Unit        $        --          --
                                             =========   =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                            1997            1996
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $   94,745         138,478
 Cash paid to vendors                      (23,352)        (81,605)
 Cash paid to related parties              (83,705)        (70,805)
 Cash paid to affiliated partnerships           --          (2,446)
                                         ---------       ---------

  Net cash used by
    operating activities                   (12,312)        (16,378)
                                         ---------        --------

Cash flows from investing activities:
 Secured notes receivable issued           (33,213)       (183,600)
 Repayments of secured notes receivable      4,989         111,735
 Proceeds from sales of equity
   investments                                  --          75,567
 Recoveries from investments previously
   written off                                  --         103,807
                                         ---------       ---------

  Net cash (used) provided by
   investing activities                    (28,224)        107,509
                                         ---------       ---------
Cash flows from financing activities:
 Distributions to General and
  Limited Partners                              --        (391,777)
                                         ---------       ---------
  Net cash used by financing activities         --        (391,777)
                                         ---------       ---------

Net decrease in cash and
 restricted cash                           (40,536)       (300,646)

Cash and restricted cash
 at beginning of year                    7,057,233       7,096,622
                                         ---------       ---------

Cash and restricted cash at March 31    $7,016,697       6,795,976
                                         =========       =========


See accompanying notes to financial statements.

-----------------------------------------------

                                   For the Three Months Ended March 31,
                                  -------------------------------------
                                          1997               1996
                                          ----               ----
Reconciliation of net (loss) income
 to net cash used
 by operating activities:

Net (loss) income                       $ (147,323)           98,611

Adjustments to reconcile net (loss)
 income to net cash used by operating
  activities:
  Net realized gain from sales of
    equity investments                          --           (71,445)
  Recoveries from investments previously
    written-off                                 --          (103,807)
  Realized losses from investment
    write-downs                                 --           115,099
  Change in net unrealized fair value:
    Secured notes receivable                    --          (122,000)
    Equity investments                      25,330           164,661
  Amortization of discounts on secured
    notes receivable                            --           (66,809)

Changes in:
  Due to/from related parties              (29,864)           14,544
  Accounts payable and accrued expenses    137,988           (18,506)
  Other assets                               3,906           (24,280)
  Other, net                                (2,349)           (2,446)
                                         ---------         ---------

     Net cash used by operating
       activities                       $  (12,312)          (16,378)
                                         =========         =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:

                                       1997               1996
                                       ----               ----


Management fees                        $ 53,249           61,289
Reimbursable operating expenses         102,003          101,006
Expenses absorbed by General Partners  (101,411)         (76,946)


Currently, management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities plus the aggregate fair market value of any equity interest distributed to the partners exceeds the total management fees payable. At March 31, 1997, a management fee receivable of $7,872 was recorded; this amount was reimbursed by the General Partners subsequent to quarter end.

As set forth in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than 1% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of March 31, 1997 and 1996, and expenses absorbed by the General Partners totaled $101,411 and $76,946, respectively.

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At March 31, 1997, and December 31, 1996, due to related parties for such expenses were $16,945 and $38,937, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, are included in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of


                                                                     January 1 -
                                                                   March 31, 1997
                                                                 ------------------
                           Investment                            Cost         Fair
Industry/Company               Date       Position               Basis        Value
----------------           ----------     --------               -----        -----

Balance at January 1, 1997                                      $3,301,907    1,675,474
                                                                 ---------    ---------

1997 activities:

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                        0       12,409

Microelectronics
----------------
Celeritek, Inc.             05/94          6,784 Common
                                           shares                        0        8,141

Telecommunications
------------------
3Com Corporation            06/95          1,082 Common
                                           shares                        0      (45,880)
                                                                 ---------    ---------

     Total equity investments at March 31, 1997                 $3,301,907    1,650,144
                                                                 =========    =========


Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had an aggregate cost of $115,495, and aggregate market values of $191,525 and $216,855, respectively. The net unrealized gain at March 31, 1997, and December 31, 1996, included gross gains of $76,030 and $109,458, respectively.

Celeritek, Inc.
---------------

At March 31, 1997, the Partnership recorded an increase in the change in fair value of $8,141 to reflect the publicly-traded market price of its investments.

MTI Technology Corporation
--------------------------

At March 31, 1997, the Partnership recorded an increase in the change in fair value of $12,409 to reflect the publicly-traded market price of its investments.

3Com Corporation
----------------

At March 31, 1997, the Partnership recorded a decrease in the change in fair value of $45,880 to reflect the publicly-traded market price of its investments.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through March 31, 1997, consisted of:

Balance at January 1, 1997                             $ 2,255,277

1997 activity:

 Secured notes receivable issued                            33,213
 Repayments of secured notes receivable                     (4,989)
                                                        ----------

   Total secured notes receivable,
     net, at March 31, 1997                            $ 2,283,501
                                                        ==========


There was no activity in the $4,077,000 allowance for loan losses for the quarter ended March 31, 1997.

The secured notes receivable portfolio with a total cost basis of $6,360,501 and $6,332,277 were on nonaccrual status due to uncertainty of certain borrowers' financial conditions at March 31, 1997, and December 31, 1996, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at March 31, 1997, recognizes the Managing General Partner's estimate of collectibility of these notes.

During the first quarter of 1996, the Partnership was reimbursed $24,870 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense.

All notes are secured by specific assets of the borrowing companies. The interest rate on notes issued during the three months ended March 31, 1997, was 18%.

5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $148,831 reflect the cost of the following legal actions.

The case between an affiliated partnership and a portfolio company in the retail/consumer products industry against Quebecor is currently pending. The Partnership participated in investments to the portfolio company with the affiliated partnership. In March of 1997, the affiliated partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor had subsequently filed an appeal to the North Carolina Supreme Court. The Managing General Partner believes the Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc., ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in secured note investments to Cyclean with the affiliated partnership.

Ecopave was formed by Cyclean, Ecopave Corp. and Vance. Cyclean, without the consent of the affiliated partnership, transferred certain equipment worth approximately $488,000 to Ecopave that is subject to the affiliated partnership's security interest. Cyclean further gave Ecopave a license to use its patented technology. The equipment and intellectual property were security interest on a secured loan extended by the affiliated partnership to Cyclean. The affiliated partnership thus commenced this legal action for patent infringement, seeking to collect approximately $3.5 million of indebtedness owed to the Partnership and affiliated partnerships by Cyclean and the recovery of the equipment from Ecopave. In January of 1997, a counter suit was filed by Ecopave Corp. and Vance against the affiliated partnership which seeks declaration that certain patent rights held by the Partnership as security for the Cyclean debt are invalid as well as asserts a fraud claim. In addition, the counter suit seeks compensatory damages of approximately $5 million and unspecified punitive damages.

As a result of a settlement conference, the above lawsuits have been resolved effective April 1, 1997. The affiliated partnership has indirectly purchased Ecopave Corp. and Vance's ownership interest in Ecopave for $5.5 million and agreed to set up an escrow account for $750,000(see Note 7 for additional disclosure). The Partnership's participated purchase was $3,685,000. The settlement of this claim should not result in any material negative impact to the Partnership as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's position to recover its secured notes receivable. The Managing General Partner believes a settlement is the most cost effective resolution of this dispute for the Partnership.

At March 31, 1997, restricted cash of $644,269 represented amounts held in escrow accounts pending the outcome of certain litigation.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1997, and December 31, 1996, cash and cash equivalents consisted of:


                                                1997          1996
                                                ----          ----

Demand and brokerage accounts               $    3,976         11,163
Money-market accounts                        6,368,452      6,403,375
                                             ---------      ---------

         Total                              $6,372,428      6,414,538
                                             =========      =========

7.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1997, the Partnership had unfunded commitments as follows:



Term notes                              $  116,087
Equity investments                       3,800,603
                                         ---------
Total                                   $3,916,690
                                         =========


In March, 1997, the Partnership, together with an affiliated partnership, were committed to deposit $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $502,500. While the Partnership expects Ecopave to repay the note, if the company fails to do so, the note holder may assume the escrow account.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $12,312. The Partnership paid management fees of $61,121 to the Managing General Partner and reimbursed related parties for net operating expenses of $22,584. In addition, other operating expenses of $23,352 were paid and $94,745 in interest income was received.

During the quarter ended March 31, 1997, the Partnership issued $33,213 in secured notes receivable to a portfolio company in the industrial/business automation industry. Repayments of secured notes receivable provided cash of $4,989. As of March 31, 1997, the Partnership was committed to fund additional investments totaling $3,916,690 and to fund $502,500 into an escrow account as disclosed in
Note 7 to the financial statements.

Cash and restricted cash at March 31, 1997, were $7,016,697. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $147,323 for the quarter ended March 31, 1997, compared to a net income of $98,611 for the same period in 1996. The change was mainly due to a $122,000 decrease in the change in net unrealized fair value of secured notes receivable, a $118,831 increase in other investment expenses, a $110,542 decrease in total income, and a $103,807 decrease in recoveries from investments previously written off. These changes were partially offset by a $139,331 improvement in the change in net unrealized fair value of equity investments and a $115,099 decrease in realized losses from investment write-downs.

During the quarter ended March 31, 1997, there was no change in fair value for secured notes receivable compared to a $122,000 increase for the quarter ended March 31, 1996, based upon the level of loan losses reserves deemed adequate by the Managing General Partner.

Other investments expenses were $148,831 and $30,000 for the quarters ended March 31, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 5 to the financial statements.

Total income was $94,745 and $205,287 for the quarters ended March 31, 1997 and 1996, respectively. The decrease was primarily due to lower secured notes receivable interest income as a result of notes being on nonaccrual status in 1997.

During the quarter ended March 31, 1996, the $103,807 recovery related to a portfolio company in the medical industry. No such recovery was recorded for the same period in 1997.

During the quarter ended March 1997, the $25,330 decrease in fair value of equity investments primarily related to a portfolio company in the telecommunications industry, partially offset by an increase in a portfolio company in the computers and computer equipment industry. During the quarter ended March 31, 1996, the $164,661 decrease primarily related to a portfolio company in the computer software and systems industry, partially offset by an increase in the computers and computer equipment industry due to realized write-downs of $115,099. No investment write-downs were recorded during the quarter ended March 31, 1997.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 1.   Legal Proceedings

The lawsuit an affiliated partnership filed in the United States District Court, Northern District of California, against Cyclean, Inc., et al, and the related counter claims, which were previously reported in the 1996 Form 10-K have been resolved effective April 1, 1997. The Partnership participated in notes to Cyclean, Inc., with the affiliated partnership. See Note 5 to the financial statements for additional disclosure.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                             ------------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller