Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1997-08-14
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

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

                                      (unaudited)
                                         June 30,        December 31,
                                          1997              1996
                                        --------         ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,628,501 and
  $6,332,277 in 1997 and 1996,
  respectively)                        $ 2,536,501          2,255,277
 Equity investments (cost basis
  of $6,986,907 and $3,301,907 in
  1997 and 1996, respectively)           5,374,232          1,675,474
                                        ----------         ----------

     Total investments                   7,910,733          3,930,751

Cash and cash equivalents                1,477,129          6,414,538

Restricted cash                          1,213,722            642,695

Other assets                                46,930             18,313
                                        ----------         ----------

     Total                             $10,648,514         11,006,297
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   227,947            309,810

Due to related parties                      30,327             38,937

Other liabilities                              977              3,322
                                        ----------          ---------

     Total liabilities                     259,251            352,069

Commitments and contingencies
 (Notes 2, 5 and 7)

Partners' capital:
 Limited Partners
 (Units outstanding of 399,977
 for both 1997 and 1996)                16,247,517         16,508,603
 General Partners                         (153,579)          (150,942)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,092,000)        (4,077,000)
   Equity investments                   (1,612,675)        (1,626,433)
                                        ----------         ----------

     Total partners' capital            10,389,263         10,654,228
                                        ----------         ----------

     Total                             $10,648,514         11,006,297
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three               For the Six
                                                 Months Ended               Months Ended
                                                   June 30,                   June 30,
                                        -------------------------      -----------------------
                                             1997         1996            1997          1996
                                             ----         ----            ----          ----
Income:
 Secured notes receivable interest       $        --        36,279        11,497        147,751
 Short-term investments interest              35,383        78,631       118,631        172,446
                                           ---------     ---------     ---------      ---------

     Total income                             35,383       114,910       130,128        320,197

Costs and expenses:
 Management fees                              52,513        62,886       105,762        124,175
 Other investment expenses                    41,600         9,581       190,431         39,581
 Operating expenses:
  Lending operations and investment
   management                                 43,455        61,243        89,052         95,339
  Administrative and investor
   services                                   45,334        95,378        93,092        150,398
  Computer services                           13,361        27,384        28,215         39,648
  Professional fees                           11,321        18,745        19,181         27,190
  Expenses absorbed by General
   Partners                                  (30,471)      (66,094)     (131,882)      (143,040)
                                           ---------     ---------     ---------      ---------

     Total operating expenses                 83,000       136,656        97,658        169,535
                                           ---------     ---------     ---------      ---------

  Total costs and expenses                   177,113       209,123       393,851        333,291
                                           ---------     ---------     ---------      ---------

Net operating loss                          (141,730)      (94,213)     (263,723)       (13,094)

  Net realized gain from sales of
   equity investments                             --        35,378            --        106,823
  Recoveries from investments
   previously written off                         --            --            --        103,807
  Realized losses from investment
   write-downs                                    --       (10,000)           --       (125,099)
                                           ---------     ---------     ---------      ---------

Net realized (loss) income                  (141,730)      (68,835)     (263,723)        72,437

 Change in net unrealized
  fair value:
   Secured notes receivable                  (15,000)     (203,000)      (15,000)       (81,000)
   Equity investments                         39,088      (246,437)       13,758       (411,098)
                                           ---------     ---------     ---------      ---------

Net loss                                 $  (117,642)     (518,272)     (264,965)      (419,661)
                                           =========     =========     =========      =========

Net realized loss per Unit               $        --            --            (1)            --
                                           =========     =========     =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                            1997            1996
                                            ----            ----

Cash flows from operating activities:
 Interest received                      $   130,128        257,694
 Cash paid to vendors                      (351,398)      (139,556)
 Cash paid to related parties              (163,888)      (302,181)
 Cash received from affiliated
  partnerships                                   --            736
 Reimbursement of collection expenses
  from a portfolio company                       --         24,870
                                          ---------      ---------

  Net cash used by operating activities    (385,158)      (158,437)
                                          ---------      ---------

Cash flows from investing activities:
 Secured notes receivable issued           (301,213)      (251,102)
 Repayments of secured notes receivable       4,989        310,131
 Proceeds from sales of equity
  investments                                    --        126,823
 Recoveries from investments previously
  written off                                    --        103,807
 Purchase of equity investments          (3,685,000)            --
                                          ---------      ---------

  Net cash (used) provided by
   investing activities                  (3,981,224)       289,659
                                          ---------      ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                       --       (391,777)
                                          ---------      ---------

  Net cash used by financing activities          --       (391,777)
                                          ---------      ---------

Net decrease in cash and cash
 equivalents                             (4,366,382)      (260,555)

Cash and restricted cash at beginning
 of year                                  7,057,233      7,096,622
                                          ---------      ---------

Cash and restricted cash at June 30     $ 2,690,851      6,836,067
                                          =========      =========


See accompanying notes to financial statements.

-----------------------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                          1997               1996
                                          ----               ----
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $  (264,965)          (419,661)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of
    equity investments                           --           (106,823)
  Realized losses from investment
   write-downs                                   --            125,099
  Recoveries from investments previously
   written off                                   --           (103,807)
  Change in net unrealized fair value:
    Secured notes receivable                 15,000             81,000
    Equity investments                      (13,758)           411,098
  Amortization of discounts on secured
    notes receivable                             --            (66,809)

Changes in:
  Accrued interest on secured and
   convertible notes receivable                  --              4,306
  Due to/from related parties
   and affiliated partnerships               (8,610)           (45,198)
  Accounts payable and accrued expenses     (81,863)            (7,322)
  Other assets                              (28,617)           (27,709)
  Other changes, net                         (2,345)            (2,611)
                                          ---------          ---------

     Net cash used by operating
       activities                       $  (385,158)          (158,437)
                                          =========          =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:

                                       1997               1996
                                       ----               ----


Management fees                        $ 105,762         124,175
Reimbursable operating expenses          181,398         275,112
Expenses absorbed by General Partners   (131,882)       (143,040)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At June 30, 1997, and December 31, 1996, due to related parties for such expenses were $30,327 and $38,937, respectively.

As set forth in the Partnership Agreement, the Partnership shall reimburse the General Partners for operational costs incurred by the General Partners in connection with the business of the Partnership. The Partnership may not pay or reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect in February and expenses absorbed by the General Partners totaled $131,882 and $143,040 for the six months ended June 30, 1997 and 1996, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of


                                                                     January 1 -
                                                                   June 30, 1997
                                                                 ------------------
                           Investment                            Cost         Fair
Industry/Company               Date       Position               Basis        Value
----------------           ----------     --------               -----        -----

Balance at January 1, 1997                                      $3,301,907    1,675,474
                                                                 ---------    ---------

1997 activities:

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                        0       30,072

Industrial/Business Automation
------------------------------
Cyclean of Long Beach, LLC  04/97          LLC Units             3,685,000    3,685,000

Microelectronics
----------------
Celeritek, Inc.             05/94          6,784 Common
                                           shares                        0       15,094

Telecommunications
------------------
3Com Corporation            06/95          1,082 Common
                                           shares                        0      (31,408)
                                                                 ---------    ---------

     Total equity investments at June 30, 1997                  $6,986,907    5,374,232
                                                                 =========    =========
</TABLE


Marketable Equity Securities
----------------------------

At June 30, 1997, and December 31, 1996, marketable equity securities had an aggregate cost of $115,495 and aggregate market values of $230,613 and $216,855, respectively. The net unrealized gain at June
30, 1997, and December 31, 1996, included gross gains of $115,118 and $109,458, respectively.

Celeritek, Inc.
---------------

At June 30, 1997, the Partnership recorded an increase in the change in fair value of $15,094 to reflect the publicly-traded market price of its investments.

Cyclean of Long Beach, LLC
--------------------------

In April, 1997, an affiliated partnership purchased LLC units representing 100% equity ownership of Cyclean of Long Beach, LLC for $5,500,000. The Partnership participated in $3,685,000 of this purchase. See Note 5 for additional information.

MTI Technology Corporation
--------------------------

At June 30, 1997, the Partnership recorded an increase in the change in fair value of $30,072 to reflect the publicly-traded market price of its investments.

3Com Corporation
----------------

At June 30, 1997, the Partnership recorded a decrease in the change in fair value of $31,408 to reflect the publicly-traded market price of its investments.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through June 30, 1997, consisted of:


Balance at January 1, 1997                             $ 2,255,277

1997 activity:

 Secured notes receivable issued                           301,213
 Repayments of secured notes receivable                     (4,989)
 Increase in allowance for loan losses                     (15,000)
                                                         ---------

   Total secured notes receivable,
     net, at June 30, 1997                             $ 2,536,501
                                                        ==========


Activity in the allowance for loan losses was as follows:



Balance at January 1, 1997                             $ 4,077,000

Change in net unrealized fair value of secured
 notes receivable                                           15,000
                                                         ---------

Balance at June 30, 1997                               $ 4,092,000
                                                         =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

The secured notes receivable portfolio with a total cost basis of $6,628,501 and $6,332,277 were on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at June 30, 1997, and December 31, 1996, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at June 30, 1997, reflected the Managing General Partner's estimate of the collectibility of these notes.

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

All notes are secured by specific assets of the borrowing companies. The interest rate on notes issued during the six months ended June 30, 1997, was 18%.

5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $190,431 reflect the cost of the following legal actions:

The case between an affiliated partnership and a portfolio company in the retail/consumer products industry against Quebecor is currently pending. The Partnership participated in investments to the portfolio company with the affiliated partnership. In March of 1997, the affiliated partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Unless Quebecor is granted the right to a rehearing, the suit will be terminated. The Managing General Partner believes the Partnership has adequate defenses and no amounts have been provided in the accompanying financial statements for any possible negative outcome for this matter.

In March of 1996, the an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in secured note investments to Cyclean with the affiliated partnership. In January of 1997, a counter claim was filed by Ecopave and Vance against the affiliated partnership.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The affiliated partnership, through Cyclean of Long Beach, LLC, purchased Ecopave and Vance's interest in Ecopave for $5.5 million and set up an escrow account for $750,000 as collateral for a note payable of Ecopave. The Partnership participated in $3,685,000 of this purchase. (See Notes 3 and 7 for additional disclosure). The settlement of this claim should not result in any material negative impact to the Partnership as the Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and improves the Partnership's ability to recover its secured notes receivable.

At June 30, 1997, restricted cash of $1,213,722 represented amounts held in escrow accounts as collateral for the Ecopave note discussed above and pending the final outcome of Quebecor-related litigation.

6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:


                                                1997          1996
                                                ----          ----

Demand and brokerage accounts               $    2,764         11,163
Money-market accounts                        1,474,365      6,403,375
                                             ---------      ---------

         Total                              $1,477,129      6,414,538
                                             =========      =========

7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1997, the Partnership had unfunded commitments of $47,087 related to term note financings to existing borrowing companies.

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $502,500. While the Partnership expects Ecopave to repay the note, if the company fails to do so, the note holder may assume the escrow account.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $385,158. The Partnership paid management fees of $105,762 to the Managing General Partner and reimbursed related parties for operating expenses of $58,126. In addition, other operating expenses of $351,398 were paid and interest income of $130,128 was received.

During the six months ended June 30, 1997, the Partnership issued $301,213 in secured notes receivable and funded $3,685,000 in equity investments to a portfolio company in the industrial/business automation industry. Repayments of notes receivable provided cash of $4,989. As of June 30, 1997, the Partnership was committed to fund up to $47,087 to existing borrowing companies related to term note financings.

Cash and restricted cash at June 30, 1997, were $2,690,851. Future distributions will be dependent upon loan repayments from borrowing companies and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $117,642 and $518,272 for the quarters ended June 30, 1997 and 1996, respectively. The decrease in net loss was substantially due to increases of $285,525 and $188,000 in the change in the net unrealized fair value of equity investments and secured notes receivable, respectively. These changes were partially offset by a $79,527 decrease in total income.

During the quarter ended June 30, 1997, the increase in equity investment fair value was $39,088. During the same period in 1996, the decrease in fair value of $246,437 was mainly due to portfolio companies in the industrial/business automation industry.

The Partnership recorded decreases of $15,000 and $203,000 in secured notes receivable fair values for the quarters ended June 30, 1997 and 1996, respectively, based upon the levels of loan loss reserves deemed adequate by the Managing General Partner at the respective quarter ends.

Total income was $35,383 and $114,910 for the quarters ended June 30, 1997 and 1996, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for new investments as well as lower secured notes receivable interest income from notes being placed on nonaccrual status.

Total operating expenses were $83,000 and $136,656 for the quarters ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 and 1996, the General Partners absorbed $30,471 and $66,094, respectively, as explained in Note 2 to the financial statements. Had the limitation not been in effect, total operating expenses for the three months ended June 30, 1997 and 1996 would have been $113,471 and $202,750, respectively. The decrease was mainly due to lower administrative and investor services as well as lending operations and investment management expenses from reduced overall portfolio activities.

Other investment expenses were $41,600 and $9,581 for the quarters ended June 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 5 to the financial statements.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses totaled $264,965 and $419,661 for the six months ended June 30, 1997 and 1996, respectively. The decrease in net loss was primarily due to a $424,856 increase in the change in the net unrealized fair value of equity investments and a $125,099 decrease in realized losses from investment write-downs. These changes were partially offset by a $190,069 decrease in total income, a $106,823 decrease in net realized gain from sales of equity investments and a $103,807 decrease in recoveries from investments previously written off.

During the six months ended June 30, 1997, the increase in equity investment fair value was $13,758. During the same period in 1996, the decrease of $411,098 was primarily due to portfolio companies in the industrial/business automation and computer software and systems industries.

The Partnership did not record any realized losses from investment write-downs during the six months ended June 30, 1997. During the same period in 1996, realized losses of $125,099 mostly related to a portfolio company in the computers and computer equipment industry.

Total income was $130,128 and $320,197 during the six months ended June 30, 1997 and 1996, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for new investments as well as lower secured notes receivable interest income from notes being placed on nonaccrual status in 1997.

The Partnership has not sold any equity investments in 1997. In 1996, net realized gain of $106,823 related to the sales of Allegiant
Physicians Services, Inc., and Hybridon, Inc.

During the six months ended June 30, 1997, the Partnership made no
recoveries from investments previously written off.   During the same
period in 1996, the Partnership recognized recoveries of $103,807, related to a portfolio company in the medical industry.

Total operating expenses were $97,658 and $169,535 for the six months ended June 30, 1997 and 1996, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed $131,882 and $143,040, respectively, for the six months ended June 30, 1997 and 1996. Had the limitation not been in effect, total operating expenses for 1997 and 1996 would have been $229,540 and $312,575, respectively. The decrease was mainly due to lower administrative and investor services as well as lending operations and investment management expenses from reduced overall portfolio activities.

Other investment expenses were $190,431 and $39,581 for the six months ended June 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the lawsuits as discussed in Note 5 to the financial statements.

II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The lawsuit an affiliated partnership filed in the United States District Court, Northern District of California, against Cyclean Inc., et al, and the related counter claims, previously reported in the 1996 Form 10-K, have been resolved effective April 1, 1997. The Partnership participated in investments to Cyclean with the affiliated partnership. See Note 5 to the financial statements for additional disclosure.

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller