Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1997-11-14
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	 September 30,	December 31,
	1997	1996
	-------------	------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,652,801 and
  $6,332,277 in 1997 and 1996,
  respectively)                        $ 2,560,801          2,255,277
 Equity investments (cost basis
  of $6,986,907 and $3,301,907 in
  1997 and 1996, respectively)           5,598,054          1,675,474
                                        ----------         ----------

     Total investments                   8,158,855          3,930,751

Cash and cash equivalents                1,771,931          6,414,538

Restricted cash                            660,694            642,695

Other assets                                51,457             18,313
                                        ----------         ----------

     Total                             $10,642,937         11,006,297
                                        ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   234,606            309,810

Due to related parties                      50,803             38,937

Other liabilities                              978              3,322
                                        ----------         ----------

     Total liabilities                     286,387            352,069

Commitments and contingencies
 (Notes 2, 5 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
   for both 1997 and 1996)              15,993,548         16,508,603
 General Partners                         (156,145)          (150,942)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,092,000)        (4,077,000)
   Equity investments                   (1,388,853)        (1,626,433)
                                        ----------         ----------

     Total partners' capital            10,356,550         10,654,228
                                        ----------         ----------

     Total                             $10,642,937         11,006,297
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	-----------------------	----------------------
	1997	1996	1997	1996
	---------	---------	-------	-------
Income:
 Secured notes receivable interest          $     --        13,153        11,497        160,904
 Short-term investment interest               30,251        83,736       148,882        256,182
                                             -------       -------       -------        -------

     Total income                             30,251        96,889       160,379        417,086

Costs and expenses:
 Management fees                              52,121        61,712       157,883        185,887
 Other investment expenses                        --        64,567       190,431        104,148
 Operating expenses:
  Lending operations and investment
   management                                100,160        28,479       167,875        123,818
  Administrative and investor
   services                                   91,600        51,392       206,029        201,790
  Computer services                           25,924        13,326        54,139         52,974
  Professional fees                           16,981         8,780        36,162         35,970
  Expenses absorbed by General
   Partners                                       --            --      (131,882)      (143,040)
                                             -------       -------       -------        -------

     Total operating expenses                234,665       101,977       332,323        271,512
                                             -------       -------       -------        -------

  Total costs and expenses                   286,786       228,256       680,637        561,547
                                             -------       -------       -------        -------

Net operating loss                          (256,535)     (131,367)     (520,258)      (144,461)

  Net realized gain from sales of
   equity investments                             --            --            --        106,823
  Recoveries from investments
   previously written off                         --            --            --        103,807
  Realized losses from investment
   write-downs                                    --            --            --       (125,099)
                                             -------       -------       -------        -------

Net realized loss                           (256,535)     (131,367)     (520,258)       (58,930)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --            --       (15,000)       (81,000)
   Equity investments                        223,822        13,325       237,580       (397,773)
                                             -------       -------       -------        -------

Net loss                                    $(32,713)     (118,042)     (297,678)      (537,703)
                                             =======       =======       =======        =======

Net realized loss per Unit                  $     (1)           --            (1)            --
                                             =======       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Nine Months Ended September 30,
                                     --------------------------------------
	1997	1996
	-----	----
Cash flows from operating activities:
 Interest received                       $  160,379             350,416
 Cash paid to vendors                      (294,901)           (231,758)
 Cash paid to related parties              (484,562)           (430,828)
 Cash paid to affiliated
  partnerships                                   --              (1,930)
 Reimbursement of collection expenses
  from a portfolio company                       --              24,870
                                          ---------           ---------

  Net cash used by operating activities    (619,084)           (289,230)
                                          ---------           ---------

Cash flows from investing activities:
 Secured notes receivable issued           (325,513)           (251,102)
 Repayments of secured notes receivable       4,989             311,341
 Proceeds from sales of equity
  investments                                    --             126,823
 Recoveries from investments previously
  written off                                    --             103,807
 Purchase of equity investments          (3,685,000)                 --
                                          ---------           ---------

  Net cash (used) provided by
   investing activities                  (4,005,524)            290,869
                                          ---------           ---------

Cash flows from financing activities:
 Distributions to General and Limited
  Partners                                       --            (391,777)
                                          ---------            --------

  Net cash used by financing activities          --            (391,777)
                                          ---------            --------

Net decrease in cash and cash
 equivalents                             (4,624,608)           (390,138)

Cash and restricted cash at beginning
 of year                                  7,057,233           7,096,622
                                          ---------           ---------

Cash and restricted cash
 at September 30                         $2,432,625           6,706,484
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------

                                     For the Nine Months Ended September 30,
                                     --------------------------------------
	1997	1996
	--------	--------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                  $(297,678)          (537,703)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of
    equity investments                           --           (106,823)
  Realized losses from investment
   write-downs                                   --            125,099
  Recoveries from investments previously
   written off                                   --           (103,807)
  Change in net unrealized fair value:
    Secured notes receivable                 15,000             81,000
    Equity investments                     (237,580)           397,773
  Amortization of discounts on secured
    notes receivable                             --            (66,809)

Changes in:
  Due to/from related parties
   and affiliated partnerships               11,866            (27,373)
  Accounts payable and accrued expenses     (75,204)            (1,134)
  Other assets                              (33,144)           (32,687)
  Other changes, net                         (2,344)           (16,766)
                                           --------            -------

     Net cash used by operating
       activities                         $(619,084)          (289,230)
                                           ========            =======



See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Certain 1996 balances have been reclassified to conform with the 1997 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:

	1997	1996
	--------	--------


Management fees                        $ 157,883              185,887
Reimbursable operating expenses          470,426              360,608
Expenses absorbed by General Partners   (131,882)            (143,040)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. At September 30, 1997, and December 31, 1996, due to related parties for such expenses were $50,803 and $38,937, respectively.

As set forth in the Partnership Agreement, the Partnership shall reimburse the General Partners for operational costs incurred by the General Partners in connection with the business of the Partnership. The Partnership may not pay or reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect in February and expenses absorbed by the General Partners totaled $131,882 and $143,040 for the nine months ended September 30, 1997 and 1996, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is included in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of


                                                                   January 1 -
                                                                   September 30, 1997
                                                                 ----------------------
	Investment		Cost	Fair
Industry/Company	Date	Position	Basis	Value
----------------	----------	--------	---------	---------

Balance at January 1, 1997                                      $3,301,907    1,675,474
                                                                 ---------    ---------

1997 activities:

STOCKS:
------

Computers and Computer Equipment
--------------------------------
MTI Technology              04/94          20,927 Common
 Corporation                               shares                        0      213,455

Industrial/Business Automation
------------------------------
Cyclean of Long Beach, LLC  04/97          LLC Units             3,685,000    3,685,000

Microelectronics
----------------
Celeritek, Inc.             05/94          6,784 Common
                                           shares                        0       50,880

Telecommunications
------------------
3Com Corporation            06/95          1,082 Common
                                           shares                        0      (26,755)
                                                                 ---------    ----------

     Total equity investments at September 30, 1997             $6,986,907    5,598,054
                                                                 =========    =========
</TABLE


Marketable Equity Securities
----------------------------

At September 30, 1997, and December 31, 1996, marketable equity securities had an aggregate cost of $115,495 and aggregate market values of $454,435 and $216,855, respectively. The net unrealized gain at September 30, 1997, and December 31, 1996, included gross gains of
$338,940 and $109,458, respectively.

Celeritek, Inc.
---------------

At September 30, 1997, the Partnership recorded an increase in the change in fair value of $50,880 to reflect the publicly-traded market price of its investment.

Cyclean of Long Beach, LLC
--------------------------

In April, 1997, an affiliated partnership purchased LLC units representing 100% equity ownership of Cyclean of Long Beach, LLC for $5,500,000. The Partnership participated in $3,685,000 of this purchase. See Note 5 for additional information.

MTI Technology Corporation
--------------------------

At September 30, 1997, the Partnership recorded an increase in the change in fair value of $213,455 to reflect the publicly-traded market price of its investments.

In October, 1997, the Partnership sold its entire investment in the company for total proceeds of $320,384 and realized a gain of approximately $247,000.

3Com Corporation
----------------

At September 30, 1997, the Partnership recorded a decrease in the change in fair value of $26,755 to reflect the publicly-traded market price of its investment.

4.     Secured Notes Receivable, Net
       -----------------------------

Activity from January 1 through September 30, 1997, consisted of:


Balance at January 1, 1997                             $ 2,255,277

1997 activity:

 Secured notes receivable issued                           325,513
 Repayments of secured notes receivable                     (4,989)
 Increase in allowance for loan losses                     (15,000)
                                                         ---------

   Total secured notes receivable,
     net, at September 30, 1997                         $2,560,801
                                                         =========


Activity in the allowance for loan losses was as follows:



Balance at January 1, 1997                              $4,077,000

Change in net unrealized fair value of secured
 notes receivable                                           15,000
                                                         ---------

Balance at September 30, 1997                           $4,092,000
                                                         =========


The allowance for loan losses is adjusted quarterly based upon changes to the portfolio size and risk profile. Although the allowance is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole.

The secured notes receivable portfolio with a total cost basis of $6,652,801 and $6,332,277 were on nonaccrual status due to the uncertainty of the financial condition of certain borrowers at September 30, 1997, and December 31, 1996, respectively. The Managing General Partner continues to monitor the progress of these companies. The fair value at September 30, 1997, reflected the Managing General Partner's estimate of the collectibility of these notes.

During 1996, the Partnership received approximately $35,000 from a portfolio company in the medical industry to pay off its principal balance. In addition, the Partnership was reimbursed $24,870 for legal, consulting, and other costs incurred in prior periods in the defense of the Partnership's secured note rights through bankruptcy court. The reimbursement was recorded as a reduction to lending operations and investment management expense.

All notes are secured by specific assets of the borrowing companies.
The interest rate on notes issued during the nine months ended September 30, 1997, ranged from 12% to 18%.


5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $190,431 reflect the cost of the following legal actions:

The case between an affiliated partnership and a portfolio company in the retail/consumer products industry against Quebecor has been resolved in favor of the Partnership. The Partnership participated in investments to the portfolio company with the affiliated partnership. In March of 1997, the affiliated partnership and the portfolio company obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor.
Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Quebecor was not granted the right to a rehearing, and the suit was terminated. The Partnership is seeking to recover certain costs related to this litigation.

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

At September 30, 1997, restricted cash of $660,694 represented amounts held in escrow accounts as collateral for the Ecopave note discussed above and for payments to be made related to the Quebecor litigation.

6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1997, and December 31, 1996, cash and cash equivalents consisted of:





	1997	1996
	----------	---------

Demand and brokerage accounts               $    1,405         11,163
Money-market accounts                        1,770,526      6,403,375
                                             ---------      ---------

         Total                              $1,771,931      6,414,538
                                             =========      =========

7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. The Partnership had no unfunded commitments as of September 30, 1997.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $619,084. The Partnership paid management fees of $157,883 to the Managing General Partner and reimbursed related parties for operating expenses of $326,679. In addition, other operating expenses of $294,901 were paid and interest income of $160,379 was received.

During the nine months ended September 30, 1997, the Partnership issued $325,513 in secured notes receivable and funded $3,685,000 in equity investments to portfolio companies in the industrial/business automation and computer and computer equipment industries. Repayments of notes receivable provided cash of $4,989.

Cash and restricted cash at September 30, 1997, were $2,432,625. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves combined with investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations and loan requirements of existing borrowing companies through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $32,713 and $118,042 for the quarters ended September 30, 1997 and 1996, respectively. The decrease in net loss was substantially due to an increase of $210,497 in the change in the net unrealized fair value of equity investments and a $64,567 decrease in other investment expenses. These changes were partially offset by a $132,658 increase in operating expenses and a $66,638 decrease in total income.

During the quarter ended September 30, 1997, the increase in equity investment fair value of $223,822 was primarily due to increases in portfolio companies in the computer and computer equipment industry. During the same period in 1996, the increase in fair value of $13,325 was mainly due to a portfolio company in the telecommunications industry.

Other investment expenses were $64,567 for the quarter ended September 30, 1996. There were no related expenses for the quarter ended
September 30, 1997. The decrease was due to legal expenses related to the settlement of the lawsuits discussed in Note 5 to the financial statements.

Total operating expenses were $234,665 and $101,977 for the quarters ended September 30, 1997 and 1996, respectively. The increase was mainly due to higher lending operations and investment management expenses from increased portfolio management activities and higher administrative and investor services expenses. In the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Total income was $30,251 and $96,889 for the quarters ended September 30, 1997 and 1996, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for new investments as well as lower secured notes receivable interest income from notes placed on nonaccrual status.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.




Current nine months compared to corresponding nine months in the
-----------------------------------------------------------------
preceding year
--------------

Net losses totaled $297,678 and $537,703 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in net loss was primarily due to a $635,353 increase in the change in the net unrealized fair value of equity investments, a $125,099 decrease in realized losses from investment write-downs, and a $66,000 increase in the change in the net unrealized fair value of secured notes receivable. These changes were partially offset by a $256,707 decrease in total income, a $106,823 decrease in net realized gain from sales of equity investments, a $103,807 decrease in recoveries from investments previously written off, and an $86,283 increase in other investment expenses.

During the nine months ended September 30, 1997, the increase in equity investment fair value of $237,580 was primarily due to increases in portfolio companies in the computer and computer equipment industry. During the same period in 1996, the decrease of $397,773 was primarily due to portfolio companies in the industrial/business automation and computer software and systems industries.

The Partnership did not record any realized losses from investment write-downs during the nine months ended September 30, 1997. During the same period in 1996, realized losses of $125,099 related to a portfolio company in the computers and computer equipment industry.

The Partnership recorded a $15,000 and an $81,000 decrease in the net unrealized fair value of secured notes receivable for the nine months ended September 30, 1997 and 1996, respectively, based upon the level of loan loss reserves deemed adequate by the Managing General Partner.

Total income was $160,379 and $417,086 during the nine months ended September 30, 1997 and 1996, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for new investments as well as lower secured notes receivable interest income from notes being placed on nonaccrual status in 1997.

The Partnership has not sold any equity investments in 1997. In 1996, net realized gain of $106,823 related to the sales of Allegiant
Physicians Services, Inc., and Hybridon, Inc.

During the nine months ended September 30, 1997, the Partnership made no
recoveries from investments previously written off.   During the same
period in 1996, the Partnership recognized recoveries of $103,807, related to a portfolio company in the medical industry.

Other investment expenses were $190,431 and $104,148 for the nine months ended September 30, 1997 and 1996, respectively. The increase was due to higher legal expenses related to the settlement of the lawsuits discussed in Note 5 to the financial statements.

Total operating expenses were $332,323 and $271,512 for the nine months ended September 30, 1997 and 1996, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed $131,882 and $143,040, respectively, for the nine months ended September 30, 1997 and 1996. Had the limitation not been in effect, total operating expenses for 1997 and 1996 would have been $464,204 and $414,552, respectively. The increase was mainly due to higher lending operations and investment management expenses from increased portfolio management activities.


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

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 14, 1997  By:        /s/Michael R. Brenner
                             ------------------------------------
                                     Michael R. Brenner
                                     Controller