Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1998-03-30
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Year Ended December 31, 1997

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



                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

Documents incorporated by reference: Portions of the Prospectus dated March 16, 1989, forming a part of Registration Statement No. 33-26190 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1997.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1997, there were 5,198 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and as of December 31,
	------------------------------------------------------------
	1997	1996	1995	1994	1993
	-------	-------	-------	-------	-------

Total income	$   184,836	512,955	1,589,346	1,512,194	1,367,023
Net operating (loss) income	(629,279)	(322,541)	729,824	569,968	313,492
Net realized gain from sales
 of equity investments	246,049	106,823	2,454,187	425,431	476,335
Realized losses from
 investment write-downs	--	(125,099)	(4,508,628)	(4,082,445)	(1,902,799)
Recoveries from investments
 previously written-off	9,497	103,807	--	--	--
Net realized loss	(373,733)	(237,010)	(1,324,617)	(3,087,046)	(1,112,972)
Change in net unrealized
  fair value:
 Equity investments	(11,998)	(1,835,611)	2,786,658	(2,281,481)	209,851
 Secured notes receivable	(15,000)	(49,000)	(212,000)	(139,000)	(118,000)
Net (loss) income	(400,731)	(2,121,621)	1,250,041	(5,507,527)	(1,021,121)
Net realized loss
 per Unit	(1)	(1)	(3)	(8)	(3)
Total assets	10,315,265	11,006,297	13,586,829	12,058,547	18,141,077
Distributions declared	--	--	391,777	574,167	2,445,411
Distributions declared
 per Unit (1)	--	--	1	1	6

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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1997, net cash used by operating activities totaled $1,037,277. The Partnership paid management fees of $200,100 to the Managing General Partner, reimbursed related parties for operating expenses of $455,837 and paid affiliated partnerships $4,500 for net loan participations. Other operating expenses of $561,676 were paid and $184,836 in interest income was received.

During 1997, the Partnership purchased equity investments of $3,786,014 and issued $325,513 in secured notes receivable primarily to a portfolio company in the industrial/business automation industry. Repayments of notes receivable provided cash of $4,989 and proceeds from sales of equity investments totaled $319,294. Recoveries of $9,497 were received for investments previously written off. As of December 31, 1997, the Partnership was committed to fund $398,987 in additional investments and has guaranteed certain portfolio company obligations as disclosed in Note 9 to the financial statements.

Cash and cash equivalents at December 31, 1997, were $1,706,059. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments, and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1997 compared to 1996
---------------------

Net losses in 1997 and 1996 were $400,731 and $2,121,621,
respectively. The improvement was primarily a result of an $1,823,613 increase in the change in net unrealized fair value of equity investments and a $139,226 increase in net realized gain from sales of investments, partially offset by a $322,570 decrease in interest income.

The $11,998 decrease in net unrealized fair value of equity investments in 1997 was primarily due to decreases in a portfolio company in the telecommunications industry, partially offset by increases in portfolio companies in the microelectronics and computers and computer equipment industries. During 1996, the decrease in equity investment fair value of $1,835,611 primarily related to portfolio companies in the computer software and systems and industrial/business automation industries.

During 1997, the Partnership's net realized gain from sales of equity investments of $246,049 resulted from the sale of its investment in MTI Technology Corporation. During 1996, the Partnership realized a gain of $106,823 from sales of Hybridon, Inc. and Allegiant Physician Services, Inc. stock.

Interest income was $184,836 and $507,406 in 1997 and 1996, respectively. The decrease is a result of lower cash balances on hand and loans to portfolio companies on non-accrual status due to uncertainty of the borrowers financial condition.

Total operating expenses were $423,584 and $386,668 in 1997
and 1996, respectively.   Included in 1997 operating expenses
are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As explained in Note 2 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1997 and 1996, the General Partners absorbed $131,882 and $143,040, respectively. As disclosed in Note 2 to the financial statements, the 1997 and 1996 operating expenses were reduced by reimbursements of $16,120 and $44,760, respectively, for prior period collection expenses. Had this reimbursement not occurred and had the operating expense limitation not been in effect, total operating expenses in 1997 and 1996 would have been $571,586 and $574,468, respectively.

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

Total operating expenses were $386,668 and $385,848 in 1996 and 1995, respectively. As explained in Note 2 to the financial statements, the Partnership may not pay or reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1996 and 1995, the General Partners absorbed $143,040 and $653,673, respectively. Also discussed in Note 2 is the inclusion of $561,530 of additional administrative and investors services expenses in 1995. Had such additional expenses been recorded in prior years, the operating expense limitation not been in effect, and the 1996 recoveries discussed in Note 2 not occurred, total operating expenses in 1996 and 1995 would have been $574,468 and $538,002, respectively. The increase was primarily due to higher collection costs as the remaining portfolio requires additional workout efforts to realize maximum value by the Partnership.

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture Capital Fund VI, LLC, Prospectus, revised January 22, 1998, forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred management fees of $200,100. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.


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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------
(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1997
 and 1996
Statements of Operations for the years ended
 December 31, 1997, 1996 and 1995
Statements of Partners' Capital for
 the years ended December 31, 1997, 1996
 and 1995
Statements of Cash Flows for the years
 ended December 31, 1997, 1996 and 1995
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

(c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:


We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                     /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------


	December 31,
	------------------------------
	1997	1996
	---------	---------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,652,801 and
  $6,332,277 in 1997 and 1996,
  respectively)	$ 2,560,801	2,255,277
 Equity investments (cost basis
  of $7,014,676 and $3,301,907 in
  1997 and 1996, respectively)	5,376,245	1,675,474
	----------	----------

     Total investments	7,937,046	3,930,751

Cash and cash equivalents	1,706,059	6,414,538

Restricted cash	536,150	642,695

Due from affiliated
 partnerships	4,500	--

Due from related parties	98,848	--

Other assets	32,662	18,313
	----------	----------

     Total	$10,315,265	11,006,297
	==========	==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable
 and accrued expenses	$    61,768	309,810

Due to related parties	--	38,937

Other liabilities	--	3,322
	----------	----------

     Total liabilities	61,768	352,069


Commitments and contingencies
(Notes 2 and 9)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
  in both 1997 and 1996)	16,138,607	16,508,603
 General Partners	(154,679)	(150,942)
 Net unrealized fair value
 (decrease)increase from cost:
  Secured notes receivable	(4,092,000)	(4,077,000)
  Equity investments	(1,638,431)	(1,626,433)
	----------	----------

  Total partners' capital	10,253,497	10,654,228
	----------	----------

    Total	$10,315,265	11,006,297
	==========	==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	-------	-------	-------

Income:
 Secured notes receivable
  interest	$  11,497	168,203	1,479,613
 Short-term investment
  interest	173,339	339,203	102,875
 Other income	--	5,549	6,858
	-------	---------	---------
  Total income	184,836	512,955	1,589,346

Costs and expenses:
 Management fees	200,100	247,008	201,640
 Other investment expenses	190,431	201,820	272,034
 Operating expenses:
  Lending operations and
   investment management	159,253	160,438	155,642
  Administrative and investor
   services	281,005	240,876	750,214
  Computer services	68,107	81,249	65,695
  Professional fees	47,101	47,145	67,970
  Expenses absorbed by
   General Partners	(131,882)	(143,040)	(653,673)
	-------	---------	---------

   Total operating expenses	423,584	386,668	385,848
	-------	---------	---------

 Total costs and expenses	814,115	835,496	859,522
	-------	---------	---------

Net operating (loss) income	(629,279)	(322,541)	729,824

 Net realized gain from sales
  of equity investments	246,049	106,823	2,454,187
 Realized losses from
  investment write-downs	--	(125,099)	(4,508,628)
 Recoveries from investments
  previously written off	9,497	103,807	--
	-------	---------	---------

Net realized loss	(373,733)	(237,010)	(1,324,617)

Change in net unrealized
 fair value:
  Equity investments	(11,998)	(1,835,611)	2,786,658
  Secured notes receivable	(15,000)	(49,000)	(212,000)
	-------	---------	---------

Net (loss) income	$(400,731)	(2,121,621)	1,250,041
	=======	=========	=========

Net realized loss
   per Unit	$      (1)	(1)	(3)
	=======	=========	=========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
------------------------------

For the years ended December 31, 1997, 1996 and 1995:

                                                        Net Unrealized Fair Value
                                                      Increase (Decrease) From Cost
                                                      -----------------------------
                                Limited      General     Equity    Secured Notes
                               Partners     Partners   Investments   Receivable    Total
                               --------     --------   -----------   ----------    -----

Partners' capital,
 December 31, 1994            $18,419,721   (108,656)  (2,577,480)  (3,816,000) 11,917,585


Distributions                    (365,107)   (26,670)          --           --    (391,777)

Net realized loss              (1,311,371)   (13,246)          --           --  (1,324,617)

Change in net unrealized fair
 value:
  Equity investments                   --         --    2,786,658           --   2,786,658
  Secured notes receivable             --         --           --     (212,000)   (212,000)
                               ----------    -------    ---------    ---------  ----------
Partners' capital,
 December 31, 1995             16,743,243   (148,572)     209,178   (4,028,000) 12,775,849


Net realized loss                (234,640)    (2,370)          --           --    (237,010)


Change in net unrealized fair
 value:
  Equity investments                   --         --   (1,835,611)          --  (1,835,611)
  Secured notes receivable             --         --           --      (49,000)    (49,000)
                               ----------    -------    ---------    ---------  ----------
Partners' capital,
 December 31, 1996             16,508,603   (150,942)  (1,626,433)  (4,077,000) 10,654,228

Net realized loss                (369,996)    (3,737)          --           --    (373,733)

Change in net unrealized fair
 value:
  Equity investments                   --         --      (11,998)          --     (11,998)
  Secured notes receivable             --         --           --      (15,000)    (15,000)
                               ----------    -------    ---------    ---------  ----------
Partners' capital,
 December 31, 1997            $16,138,607   (154,679)  (1,638,431)  (4,092,000) 10,253,497
                               ==========    =======    =========    =========  ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	--------	--------	--------

Cash flows from operating
  activities:
 Interest received	$   184,836	444,903	1,590,420
 Other income received	--	5,549	6,858
 Cash paid to vendors	(577,796)	(397,474)	(315,059)
 Cash paid to related parties	(655,937)	(566,099)	(429,369)
 Cash (paid to) received from
  affiliated partnerships	(4,500)	(1,930)	876
 Reimbursement of collection
  expenses received from
  portfolio companies	16,120	44,760	--
	---------	---------	---------
    Net cash (used) provided
     by operating activities	(1,037,277)	(470,291)	853,726
	---------	---------	---------

Cash flows from investing
  activities:
 Purchase of equity investments	(3,786,014)	--	(471)
 Secured notes receivable issued	(325,513)	(251,102)	(1,216,335)
 Repayments of secured notes
  receivable	4,989	843,151	2,170,864
 Proceeds from sales of
  equity investments	319,294	126,823	3,366,988
 Recoveries from investments
  previously written off	9,497	103,807	--
 Payments from (deposits to)
  restricted cash	106,545	(592,695)	(50,000)
	---------	---------	---------
    Net cash (used) provided by
     investing activities	(3,671,202)	229,984	4,271,046
	---------	---------	---------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners	--	(391,777)	--
	---------	---------	---------

    Net cash used by financing
     activities	--	(391,777)	--
	---------	---------	---------
Net (decrease) increase in cash
 and cash equivalents	(4,708,479)	(632,084)	5,124,772

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------


	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	---------	---------	---------
Cash and cash equivalents at
 beginning of year	6,414,538	7,046,622	1,921,850
	---------	---------	---------

Cash and cash equivalents at
 end of year	$ 1,706,059	6,414,538	7,096,622
	=========	=========	=========

Reconciliation of net
(loss) income to net cash
(used) provided by operating
 activities:

Net (loss) income	$  (400,731)	(2,121,621)	1,250,041

Adjustments to reconcile net
 (loss) income to net cash
 (used) provided by operating
 activities:
 Amortization of discount
  on secured notes receivable	--	(66,809)	(18,163)
 Net realized gain from sales of
  equity investments	(246,049)	(106,823)	(2,454,187)
 Realized losses from investment
  write-downs	--	125,099	4,508,628
 Recoveries from investments
  previously written off	(9,497)	(103,807)	--
 Change in net unrealized
  fair value:
   Equity investments	11,998	1,835,611	(2,786,658)
   Secured notes receivable	15,000	49,000	212,000

Changes in:
  Accrued interest on secured and
   convertible notes receivable	--	4,306	16,095
  Accounts payable and accrued
   expenses	(248,042)	(39,853)	12,474
  Due to/from related parties	(137,785)	2,200	29,361
  Due to/from affiliated
   partnerships	(4,500)	(1,930)	876
  Other assets	(14,349)	(18,113)	74,913
  Other liabilities	(3,322)	(27,551)	(1,654)
  Other, net	--	--	10,000
	---------	---------	---------
Net cash (used) provided
  by operating activities	$(1,037,277)	(470,291)	853,726
	=========	=========	=========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

	For the Years Ended December 31,
	----------------------------------
	1997	1996	1995
	---------	---------	---------
Non-cash investing activities:

Additions to equity investments	$        --	--	142,432
	=========	=========	=========

Conversion of secured notes
 receivable and interest to
 equity investments	$        --	--	2,919,541
	=========	=========	=========

Conversion of other investments
 to secured notes receivable	$    10,000	--	--
	=========	=========	=========

Non-cash exercise of warrants	$        --	16,994	113,933
	=========	=========	=========

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Investments
-----------

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

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $131,613 and $216,855 at December 31, 1997 and 1996, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $5,244,632 and $1,458,619 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

When, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

The Partnership does not consolidate the financial statements of a portfolio company, Cyclean of Long Beach, LLC ("CLB"), in which it has a 60% ownership interest. The Managing General Partner believes that accounting for this majority owned portfolio company on the fair value basis more appropriately represents the economic impact of the effect of CLB's operations on the Partnership, and is more consistent with the nature of the Partnership's business.

CLB began operations April 1, 1997. For the partial fiscal year ended December 31, 1997, CLB's unaudited financial statements reported total revenues of approximately $857,000, net loss of approximately $933,000, and a net working capital deficit of $205,000. The Partnership and an affiliated partnership have secured notes invested in CLB. At December 31, 1997, when the effect of these secured notes is eliminated, CLB had net equity of approximately $5,695,000 (unaudited). At December 31, 1997, the Partnership reflected its equity investment in CLB at a fair value of $3,786,013 and its corresponding secured notes receivable from CLB at a fair value of $268,000.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding (399,977) at December 31, 1997, 1996 and 1995, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $13,667,477 by $2,383,515.

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

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1997, 1996 and 1995, related party costs were as follows:

	1997	1996	1995
	---------	---------	---------

Management fees	$ 200,100	247,008	201,640
Reimbursable operating
 expenses:
  Lending operations and
   investment management	173,675	175,407	128,757
  Administrative and
   investor services	215,417	165,652	716,311
  Computer services	60,842	81,249	65,695
  Expenses absorbed by
   General Partners	(131,882)	(143,040)	(653,673)

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

Management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities, plus the aggregate fair market value of any equity interest distributed to the partners, exceeds the total management fees payable. All management fees had been paid at December 31, 1997 and 1996.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organization and Offering and General Partner Overhead) such as investment operations, administrative, and investor services and computer services. At December 31, 1997 amounts due from related parties totaled $98,848 and at December 31, 1996, amounts due to related parties totaled $38,937. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that it had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was allocated additional administrative and investor services costs of $561,530, which were not previously recognized by the Partnership; however, $523,886 of this amount was absorbed by the General Partners. The $561,530 consisted of $60,011 and $501,519 related to 1995 and prior years, respectively.

As discussed in the Partnership Agreement, the Partnership may not pay or reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations, and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins each May 1st. Beginning May 1, 1994, the limitation was calculated using 1% of total Limited Partner capital contributions. Operating costs of $131,882, $143,040 and $653,673 for the years ended
December 31, 1997, 1996 and 1995, respectively, were absorbed by the General Partners.

During 1997 and 1996, the Partnership was reimbursed $16,120 and $44,760, respectively, by portfolio companies primarily for legal, consulting, and other external costs incurred in the defense of the Partnership's secured note rights through bankruptcy court. Since these costs were incurred in prior periods during which the operating expense limitation applied, the recovery was recorded as a reduction to lending operations and investment management expense, and the amount absorbed by General Partners was reduced by an equivalent amount.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1997, $4,500 was due from affiliated partnerships on such participations. At December 31, 1996, no amounts were due to or from affiliated partnerships.

In order to increase the future investment returns to the Partnership, a portfolio company of the Partnership and affiliated partnerships has entered into a joint venture with the General Partners to perform investment recovery efforts. The General Partners have agreed to waive any "post conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The joint venture will become effective upon approval of a joint venture operating agreement.

In 1995, TFL had a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement were similar to those which would apply to an unrelated party. This agreement was terminated in the fourth quarter of 1995.

3.     Allocation of Profits and Losses
       --------------------------------

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

4.     Secured Notes Receivable, Net
       -----------------------------

At December 31, 1997 and 1996, secured notes receivable consisted of:

	1997	1996
	--------	--------
Secured notes receivable	$6,898,953	6,588,429
Accrued interest	--	--
Unamortized discount	(246,152)	(256,152)
	---------	---------
   Secured notes receivable, net
    (cost basis)	6,652,801	6,332,277

Allowance for loan losses	(4,092,000)	(4,077,000)
	---------	---------

Secured notes receivable, net
 (fair value)	$2,560,801	2,255,277
	=========	=========

The 1997 notes are from two portfolio companies in the computers and computer equipment and industrial/business automation industries. All notes are secured by specific assets of the borrowing companies.
Interest rates at December 31, 1997, ranged from 8% to 15%.

Changes in the allowance for loan losses were as follows:


	1997	1996	1995
	---------	---------	----------


Balance, beginning of year	$4,077,000	4,028,000	3,816,000
	---------	---------	---------

Increase (decrease) provision
 for loan losses	5,503	(54,807)	1,285,925
Secured notes receivable write-
 downs	--	--	(1,073,925)
Recoveries of previous write-offs	9,497	103,807	--
	---------	---------	---------
Change in net unrealized fair
 value of secured notes receivable	15,000	49,000	212,000
	---------	---------	---------

Balance, end of year	$4,092,000	4,077,000	4,028,000
	=========	=========	=========

The allowance for loan losses is adjusted based upon changes to the portfolio size and risk profile. Although the allowance for loan losses is established by evaluating individual debtor repayment ability, the allowance represents the Managing General Partner's assessment of the portfolio as a whole and is considered adequate at the respective year ends.

Secured notes of $6,652,801 and $6,332,277 at December 31, 1997 and 1996, respectively, were on nonaccrual status due to uncertainty of the borrowers' financial condition. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at December 31, 1997, is based on the Managing General Partner's estimate of collectibility of these notes.

The scheduled principal repayments remaining are:


          Year Ending          Principal
          December 31,         Repayments
          -----------          -----------
             1998              $1,099,647
             1999                 348,292
             2000               5,451,014
                                ---------

                               $6,898,953
                                =========


Secured notes receivable which are due on demand are included as principal repayments in 1998. In addition, the Managing General Partner has, and may in the future need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.



5.     Equity Investments
       ------------------

At December 31, 1997 and December 1996, equity investments consisted of:

                                                     December 31, 1997        December 31, 1996
                                                     ------------------       -----------------
                    Investment                       Cost         Fair        Cost        Fair
Industry/Company       Date        Position          Basis        Value       Basis       Value
----------------    ----------     --------          -----        -----       -----       -----
WARRANTS:

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        1,159,546 Common
 Systems                         shares at $0.50;
 Corporation                     expiring 06/00    $ 10,000           0      10,000           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.       03/91        44,589 Common
                                 shares at $3.10;
                                 expiring 04/01           0           0           0           0
Cyclean, Inc.       07/92        20,967 Common
                                 shares at $3.10;
                                 expiring 07/97           0           0           0           0
Cyclean, Inc.       07/92        53,130 Common
                                 shares at $3.10;
                                 expiring 07/02           0           0           0           0
Cyclean, Inc.       09/94        8,065 Common
                                 shares at $3.10;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       09/94        9,464 Common
                                 shares at $4.00;
                                 expiring 03/99           0           0           0           0
Cyclean, Inc.       01/95        9,750 Common
                                 shares at $4.00;
                                 expiring 01/00           0           0           0           0
                                                     ------     -------     -------     -------

Total warrants                                       10,000           0      10,000           0
                                                     ------     -------     -------     -------

STOCKS:

Computers and Computer Equipment
--------------------------------
MTI Technology      04/94        20,927 Common
 Corporation                     shares                  --          --      73,244      65,146

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        2,908,450
 Systems                         Series C
 Corporation                     Preferred
                                 shares           2,908,450   1,454,225   2,908,450   1,454,225

Industrial/Business Automation
------------------------------
Cyclean, Inc.       09/94        36,042 Series D
                                 Preferred shares    38,908           0      38,908           0
Cyclean, Inc.       01/95        51,051 Series D
                                 Preferred shares    55,111           0      55,111           0
Cyclean, Inc.       04/96        137,995 Series D
                                 Preferred shares   148,969           0     148,969           0
Cyclean of          03/95        Class A LLC Unit
 Los Angeles, LLC                - 44% ownership     11,091           0      11,091           0
Cyclean of          04/97        3,685,000
 Long Beach, LLC                 		LLC Units       3,685,000   3,685,000          --          --
Cyclean of          12/97        101,013
 Long Beach, LLC                 		LLC Units         101,013     101,013          --          --


Medical
-------
Resonex Holding     02/94        22,804 Common
 Corporation                     shares                   0           0           0           0

Microelectronics
----------------
Celeritek, Inc.     05/94        6,784 Common
                                 shares              36,087      94,500      36,087      69,366

Telecommunications
------------------
All Post, Inc.      10/94        17,574 Common
                                 shares              13,883       4,394      13,883       4,394
3Com Corporation    06/95        1,082 Common
                                 shares               6,164      37,113       6,164      82,343
                                                  ---------   ---------   ---------   ---------
Total stocks                                      7,004,676   5,376,245   3,291,907   1,675,474
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $7,014,676   5,376,245   3,301,907   1,675,474
                                                  =========   =========   =========   =========

--  No investment held at end of period.
0   Investment active with a carrying value or fair value of zero.

Marketable Equity Securities
----------------------------

At December 31, 1997 and 1996, marketable equity securities had an aggregate cost of $42,251 and $115,495, respectively, and aggregate market values of $131,613 and $216,855, respectively. The net unrealized gain at December 31, 1997 and 1996, included gross gains of $89,362 and $109,458, respectively.

Celeritek, Inc.
---------------

At December 31, 1997, the Partnership recorded an increase in fair value of $25,134 to reflect the publicly-traded market price of its investment.

Cyclean of Long Beach, LLC
--------------------------

In April 1997, the Partnership purchased 3,685,000 LLC Units for
$3,685,000.  See Note 8 for additional information.

In December 1997, the Partnership purchased an additional 101,013
Units for $101,013. The Partnership is also committed to fund additional equity investments as described in Note 9. The
Partnership, together with an affiliated partnership, owns 100% of the company.

MTI Technology Corporation
--------------------------

In October 1997, the Partnership sold its entire investment in the company for total proceeds of $319,294 and realized a gain of $246,049.

Wasatch Education Systems Corporation
-------------------------------------

In February 1997, the company sold its education market net assets to Wasatch Interactive Learning Company (an entity formed by the company's former management team), for $1.5 million in cash and future royalties over a five year period, while retaining ownership of the majority of its technology.

Currently, the company's operations have been limited to pursuit of additional markets for its technology, debt service and the receipt of royalty income. At December 31, 1997, the company had capitalized technology costs, net current assets, and stockholders equity of $3,044,000, $83,000 and $3,127,000 (unaudited), respectively. The
Partnership has valued its investment in the company at its share of expected future royalty payments and estimated proceeds from the sale of the company's technology. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $1,454,225 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.
3Com Corporation
----------------

At December 31, 1997, the Partnership recorded a decrease in fair value of $45,230 to reflect the publicly-traded market price of its investment.

6.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	--------	--------	--------

Increase (decrease) in fair
 value from cost of
 marketable equity securities	$   89,362	101,360	(17,136)
(Decrease) increase in fair
 value from cost of non-
 marketable equity securities	(1,727,793)	(1,727,793)	226,314
	---------	---------	---------
Net unrealized fair value
(decrease) increase from
 cost at end of year	(1,638,431)	(1,626,433)	209,178
Net unrealized fair value
 (decrease) increase from
 cost at beginning of year	(1,626,433)	209,178	(2,577,480)
	---------	---------	---------
Change in net unrealized
 fair value of equity
 investments	$  (11,998)	(1,835,611)	2,786,658
	=========	=========	=========

7.     Cash and Cash Equivalents
       -------------------------

At December 31, 1997 and 1996, cash and cash equivalents consisted of:

	1997	1996
	---------	---------
Demand and brokerage accounts	$    5,282	11,163
Money-market accounts	1,700,777	6,403,375
	---------	---------
Total	$1,706,059	6,414,538
	=========	=========

8.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997, 1996 and 1995 of $190,431, $201,820 and $272,034 reflect the participated costs of the following legal actions. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation.

In 1992, an affiliated partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the affiliated partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with the Quebecor legal rights. The Partnership participated in investments to the portfolio company with the affiliated partnership. Quebecor filed a counter suit claiming otherwise and sought relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March of 1997, the portfolio company and the affiliated partnership obtained a favorable judgment in its appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, are available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July of 1997. Quebecor's request for a rehearing was denied and all suits have been terminated. The Partnership is seeking to recover certain costs of this litigation.

In March of 1996, an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in the secured notes investments to Cyclean with the affiliated partnership. In January of 1997, a counter suit was filed by Ecopave and Vance against the affiliated partnership.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $1,815,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnerships' share of this deposit is $502,500. While the Partnership expects Ecopave to repay the note, if Ecopave fails to do so, the note holder may assume the escrow account. The Managing General Partner believes that the fair value of this additional investment is equal to or greater than the purchase price and the Partnership has improved its ability to recover its secured notes receivable.

9.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1997, the Partnership had unfunded commitments for equity investments of $398,987.

At December 31, 1997, restricted cash of $536,150 included the following:

In April 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $502,500. While the Partnership expects Ecopave to repay the note, if Ecopave fails to do so, the note holder may assume the escrow account.

In December 1997, the Partnership together with an affiliated partnership, guaranteed equipment financing for a portfolio company by depositing $50,000 collateral in an escrow account with the lending institution. The Partnership funded $33,500 of this deposit. If the portfolio company fails to repay the loan, the Partnership may lose the escrowed funds.
<PAGE


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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 25, 1998    By:       /s/Michael Brenner
                              --------------------------------------
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

   /s/Charles R. Kokesh       President, Chief       March 25, 1998
------------------------      Executive Officer,
Charles R. Kokesh             Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.

   /s/Gregory T. George       Group Vice President   March 25, 1998
--------------------------    of Technology Funding
Gregory T. George             Inc. and a General
                              Partner of Technology
                              Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.