Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1998-05-15
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          March 31,       December 31,
                                            1998              1997
                                       -------------      ------------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,652,801 in
   1998 and 1997)                      $ 2,560,801          2,560,801
 Equity investments (cost basis
  of $7,314,850 and $7,014,676 in
  1998 and 1997, respectively)           5,658,411          5,376,245
                                        ----------         ----------

     Total investments                   8,219,212          7,937,046

Cash and cash equivalents                1,207,203          1,706,059

Restricted cash                            536,550            536,150

Due from affiliated partnerships             4,500              4,500

Due from related parties                   216,594             98,848

Other assets                                84,408             32,662
                                        ----------         ----------

     Total assets                      $10,268,467         10,315,265
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    75,730             61,768
                                        ----------         ----------

     Total liabilities                      75,730             61,768

Commitments, contingencies
 and subsequent event
 (Notes 1, 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
   for both 1998 and 1997)              16,096,282         16,138,607
 General Partners                         (155,106)          (154,679)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,092,000)        (4,092,000)
   Equity investments                   (1,656,439)        (1,638,431)
                                        ----------         ----------

     Total partners' capital            10,192,737         10,253,497
                                        ----------         ----------

     Total liabilities and
      partners' capital                $10,268,467         10,315,265
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                              1998          1997
                                            ---------     ---------
Income:
 Secured notes receivable interest          $     --        11,497
 Short-term investment interest               27,757        83,248
                                             -------       -------

     Total income                             27,757        94,745

Costs and expenses:
 Management fees                              51,246        53,249
 Other investment expenses                        --       148,831
 Operating expenses:
  Lending operations and investment
   management                                 81,720        45,597
  Administrative and investor
   services                                   83,639        47,758
  Computer services                           10,992        14,854
  Professional fees                           14,564         7,860
  Expenses absorbed by General
   Partners                                 (171,652)     (101,411)
                                             -------       -------

     Total operating expenses                 19,263        14,658
                                             -------       -------

     Total costs and expenses                 70,509       216,738
                                             -------       -------

Net operating loss                           (42,752)     (121,993)
                                             -------       -------

Net realized loss                            (42,752)     (121,993)

 Change in net unrealized
  fair value of
  equity investments                         (18,008)      (25,330)
                                             -------       -------

Net loss                                    $(60,760)     (147,323)
                                             =======       =======

Net realized loss per Unit                  $     --            --
                                             =======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              1998                1997
                                             ------              ------
Cash flows from operating activities:
 Interest received                       $   27,757              94,745
 Cash paid to vendors                       (57,750)            (23,352)
 Cash paid to related parties              (168,289)            (83,705)
                                          ---------           ---------

  Net cash used by operating activities    (198,282)            (12,312)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments            (300,174)                 --
 Secured notes receivable issued                 --             (33,213)
 Repayments of secured notes receivable          --               4,989
                                          ---------           ---------

  Net cash used by investing
   activities                              (300,174)            (28,224)
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                               (498,456)            (40,536)

Cash and restricted cash at
 beginning of year                        2,242,209           7,057,233
                                          ---------           ---------

Cash and restricted cash
 at March 31                             $1,743,753           7,016,697
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                    For the Three Months Ended March 31,
                                    -----------------------------------
                                              1998                1997
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                  $ (60,760)          (147,323)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Change in net unrealized fair value of
    equity investments                       18,008             25,330

Changes in:
  Due to/from related parties
   and affiliated partnerships             (117,746)           (29,864)
  Accounts payable and accrued expenses      13,962            137,988
  Other assets                              (51,746)             3,906
  Other liabilities                              --             (2,349)
                                           --------            -------

     Net cash used by operating
       activities                         $(198,282)           (12,312)
                                           ========            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Certain 1997 balances have been reclassified to conform with the 1998 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

       Extension of Partnership
       ------------------------

In April 1998, the General Partners extended the Partnership's term for another two-year period to December 31, 2000.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:


                                           1998               1997
                                         --------            --------

Management fees                        $  51,246               53,249
Reimbursable operating expenses          170,949              102,003
Expenses absorbed by General Partners   (171,652)            (101,411)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due from related parties for such expenses were $216,594 and $98,848, at March 31, 1998 and December 31, 1997 respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not pay or reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of March 31, 1998 and 1997 and expenses absorbed by the General Partners totaled $171,652 and $101,411, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997, is included in the 1997 Annual Report.  Activity from January 1 through March 31, 1998, consisted of:
                                                             January 1 through March 31, 1998
                                                             --------------------------------
                          Investment                               Cost          Fair
Industry/Company             Date           Position               Basis         Value
----------------          ----------        --------             ---------     ---------
Balance at January 1, 1998                                      $7,014,676    5,376,245
                                                                 ---------    ---------
Significant changes:

STOCKS:
------

Industrial/Business Automation
------------------------------
Cyclean of
 Long Beach, LLC            01/98          LLC Units                66,667       66,667
Cyclean of
 Long Beach, LLC            01/98          LLC Units               133,340      133,340
Cyclean of
 Long Beach, LLC            01/98          LLC Units                66,667       66,667
Cyclean of
 Long Beach, LLC            03/98          LLC Units                33,500       33,500
                                                                 ---------    ---------
   Total significant changes during the three
    months ended March 31, 1998                                    300,174      300,174
   Other changes, net                                                   --      (18,008)
                                                                 ---------    ---------

   Total equity investments at March 31, 1998                   $7,314,850    5,658,411
                                                                 =========    =========
</TABLE


Marketable Equity Securities
----------------------------

At March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $42,251 and aggregate market values of $113,605 and $131,613, respectively. The net unrealized gains at March 31, 1998 and December 31, 1997, included gross gains of $71,354 and $89,362, respectively.

Cyclean of Long Beach, LLC
--------------------------

In the first quarter of 1998, the Partnership purchased 300,174 LLC Units for $300,174. The Partnership, together with an affiliated partnership, owns 100% of the company.

Other Equity Investments
------------------------

Other changes reflected above relate to market value fluctuations for publicly traded portfolio companies.

4.     Secured Notes Receivable, Net
       -----------------------------

There was no secured notes receivable activity from January 1 through March
31, 1998.

The secured notes receivable portfolio was on nonaccrual status at March
31, 1998 and December 31, 1997 due to the uncertainty of the borrowers financial condition. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at March
31, 1998 is based on the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing companies.

5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses, primarily legal fees, of $148,831 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.



6.     Cash and Cash Equivalents
       -------------------------

At March 31, 1998, and December 31, 1997, cash and cash equivalents consisted of:



                                               1998            1997
                                             ---------      ---------

Demand and brokerage accounts               $    5,151          5,282
Money-market accounts                        1,202,052      1,700,777
                                             ---------      ---------

         Total                              $1,207,203      1,706,059
                                             =========      =========

7.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1998, the Partnership had unfunded commitments for equity investments of $101,313.

At March 31, 1998, restricted cash of $536,550 included the following:

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a note payable of Ecopave. The Partnership's share of the deposit is $502,500. While the Partnership expects Ecopave to repay the note, if the company fails to do so, the note holder may assume the escrow account.

In December, 1997, the Partnership together with an affiliated partnership, guaranteed equipment financing for a portfolio company by depositing $50,000 collateral in an escrow account with the lending institution. The Partnership funded $33,500 of this deposit. If the portfolio company fails to repay the loan, the Partnership may lose the escrowed funds.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $198,282. The Partnership paid management fees of $51,246 to the Managing General Partner and reimbursed related parties for operating expenses of $117,043. Other operating expenses of $57,750 were paid. Interest income of $27,757 was received.

During the three months ended March 31, 1998 the Partnership funded $300,174 in equity investments to a portfolio company in the industrial/business automation industry.

Cash and restricted cash at March 31, 1998, were $1,743,753. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $60,760 and $147,323 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in net loss was substantially due to a $148,831 decrease in other investment expenses partially, offset by a $66,988 decrease in total income.

Other investment expenses, primarily legal fees, for the quarter ended March 31, 1997, were $148,831. The decrease was due to the settlement of the related litigation. There were no such expenses in 1998.

Total income was $27,757 and $94,745 for the quarters ended March 31, 1998 and 1997, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for equity investments.

Total operating expenses were $19,263 and $14,658 for the quarters ended March 31, 1998 and 1997, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed expenses of $171,652 and $101,411, respectively, for the three months ended March 31, 1998 and 1997. Had the limitation not been in effect, total operating expenses for the first quarter of 1998 and 1997 would have been $190,915 and $116,069, respectively. The increase is attributable to increased investment monitoring activities and administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1998       By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller