Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1998-08-14
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          June 30,         December 31,
                                            1998              1997
                                        -----------        -----------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,652,801 in
   1998 and 1997)                      $ 2,560,801          2,560,801
 Equity investments (cost basis
  of $7,916,163 and $7,014,676 in
  1998 and 1997, respectively)           6,222,519          5,376,245
                                        ----------         ----------

     Total investments                   8,783,320          7,937,046

Cash and cash equivalents                1,116,377          1,706,059

Restricted cash                             36,960            536,150

Due from affiliated partnerships             4,500              4,500

Due from related parties                    60,741             98,848

Other assets                               101,889             32,662
                                        ----------         ----------

     Total assets                      $10,103,787         10,315,265
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    59,917             61,768
                                        ----------         ----------

     Total liabilities                      59,917             61,768

Commitments and contingencies
(Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
   for both 1998 and 1997)              15,985,737         16,138,607
 General Partners                         (156,223)          (154,679)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,092,000)        (4,092,000)
   Equity investments                   (1,693,644)        (1,638,431)
                                        ----------         ----------

     Total partners' capital            10,043,870         10,253,497
                                        ----------         ----------

     Total liabilities and
      partners' capital                $10,103,787         10,315,265
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                For the Three               For the Six
                                                 Months Ended               Months Ended
                                                   June 30,                   June 30,
                                          -------------------------    -----------------------
                                              1998          1997          1998           1997
                                              ----          ----          ----           ----
Income:
 Secured notes receivable interest         $      --            --            --         11,497
 Short-term investment interest                6,669        35,383        34,426        118,631
                                             -------       -------       -------        -------
    Total income                               6,669        35,383        34,426        130,128

Costs and expenses:
 Management fees                              50,943        52,513       102,189        105,762
 Other investment expenses                        --        41,600            --        190,431
 Operating expenses:
  Lending operations and investment
   management                                 18,310        43,455       100,030         89,052
  Administrative and investor
   services                                   75,679        45,334       159,318         93,092
  Computer services                            1,944        13,361        12,936         28,215
  Professional fees                           10,779        11,321        25,343         19,181
  Expenses absorbed by General
   Partners                                  (39,324)      (30,471)     (210,976)      (131,882)
                                             -------       -------       -------        -------

    Total operating expenses                  67,388        83,000        86,651         97,658
                                             -------       -------       -------        -------

    Total costs and expenses                 118,331       177,113       188,840        393,851
                                             -------       -------       -------        -------
Net operating loss                          (111,662)     (141,730)     (154,414)      (263,723)


 Change in net unrealized
  fair value:
   Secured notes receivable                       --       (15,000)           --        (15,000)
   Equity investments                        (37,205)       39,088       (55,213)        13,758
                                             -------       -------       -------        -------
Net loss                                   $(148,867)     (117,642)     (209,627)      (264,965)
                                             =======       =======       =======        =======
Net realized loss per Unit                 $      --            --            --             (1)
                                             =======       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                              1998                1997
                                             ------              ------
Cash flows from operating activities:
 Interest received                       $   34,426             130,128
 Cash paid to vendors                      (112,403)           (351,398)
 Cash paid to related parties              (109,408)           (163,888)
                                          ---------           ---------

  Net cash used by operating activities    (187,385)           (385,158)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments            (901,487)         (3,685,000)
 Secured notes receivable issued                 --            (301,213)
 Repayments of secured notes receivable          --               4,989
                                          ---------           ---------

  Net cash used by investing
   activities                              (901,487)         (3,981,224)
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                             (1,088,872)         (4,366,382)

Cash and restricted cash at
 beginning of year                        2,242,209           7,057,233
                                          ---------           ---------

Cash and restricted cash
 at June 30                              $1,153,337           2,690,851
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                      For the Six Months Ended June 30,
                                      ---------------------------------
                                              1998                1997
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                  $(209,627)          (264,965)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Change in net unrealized fair value:
    Secured notes receivable                     --             15,000
    Equity investments                       55,213            (13,758)

Changes in:
  Due from related parties
   and affiliated partnerships               38,107             (8,610)
  Accounts payable and accrued expenses      (1,851)           (81,863)
  Other assets                              (69,227)           (28,617)
  Other changes, net                             --             (2,345)
                                            -------            -------

     Net cash used by operating
       activities                         $(187,385)          (385,158)
                                            =======            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

       Extension of Partnership
       ------------------------

In April 1998, the General Partner extended the Partnership's term for an additional two-year period to December 31, 2000.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:


                                           1998               1997
                                         --------            --------

Management fees                        $ 102,189              105,762
Reimbursable operating expenses          256,302              181,398
Expenses absorbed by General Partners   (210,976)            (131,882)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due from related parties for such expenses were $60,741 and $98,848, at June 30, 1998 and December 31, 1997 respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not pay nor reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of June 30, 1998 and 1997 and expenses absorbed by the General Partners totaled $210,976 and $131,882, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report.  Activity from January 1 through June 30, 1998 consisted of:
                                                              January 1 through June 30, 1998
                                                              -------------------------------
                          Investment                               Cost          Fair
Industry/Company             Date           Position               Basis         Value
----------------          ----------        --------             ---------     ---------
Balance at January 1, 1998                                      $7,014,676    5,376,245
                                                                 ---------    ---------
Significant changes:

Industrial/Business Automation
------------------------------
CLB, LLC                    01/98-6/98     LLC Units               901,487      901,487
                                                                 ---------    ---------
Total significant changes during the six
 months ended June 30, 1998                                        901,487      901,487

Other changes, net                                                      --      (55,213)
                                                                 ---------    ---------
Total equity investments at June 30, 1998                       $7,916,163    6,222,519
                                                                 =========    =========
</TABLE


Marketable Equity Securities
----------------------------

At June 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $42,251 and aggregate market values of $76,400 and $131,613, respectively. The net unrealized gains at June 30, 1998 and December 31, 1997, included gross gains of $34,149 and $89,362, respectively.

CLB, LLC
--------

In the first quarter of 1998, the Partnership purchased 300,174 LLC Units for $300,174, and in the second quarter purchased an additional 601,313 LLC
Units for $601,313. The Partnership, together with an affiliated partnership, owns 100% of the company.

Other Equity Investments
------------------------

Other changes reflected above relate to market value fluctuations for publicly traded portfolio companies.

4.     Secured Notes Receivable, Net
       -----------------------------

There was no secured notes receivable activity from January 1 through June
30, 1998.

The secured notes receivable portfolio was on nonaccrual status at June 30, 1998 and December 31, 1997 due to the uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at June
30, 1998 is based on the Managing General Partner's estimate of collectibility of these notes.

All notes are secured by specific assets of the borrowing companies.

5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses, primarily legal fees, of $190,431 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.


6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:



                                               1998            1997
                                             ---------      ---------

Demand accounts                             $   41,826          5,282
Money-market accounts                        1,074,551      1,700,777
                                             ---------      ---------

         Total                              $1,116,377      1,706,059
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

In April, 1997, the Partnership together with an affiliated partnership, deposited $750,000 into an escrow account as collateral for a $750,000 note payable of Ecopave. At December 31, 1997, the Partnership's share of the deposit was $502,500. In June 1998, certain assets of CLB, LLC, a portfolio company, were pledged as collateral for the Ecopave note payable, resulting in the release of the Partnership's escrowed funds. The Partnership, however, remains as a guarantor for the note payable.

In December, 1997, the Partnership together with an affiliated partnership, guaranteed $50,000 of equipment financing for a portfolio company by depositing $50,000 collateral in an escrow account with the lending institution. The Partnership funded $33,500 of this deposit. If the portfolio company fails to repay the loan, the Partnership may forfeit the escrowed funds.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $187,385. The Partnership paid management fees of $102,189 to the Managing General Partner and reimbursed related parties for operating expenses of $7,219. Other operating expenses of $112,403 were paid. Interest income of $34,426 was received.

During the six months ended June 30, 1998 the Partnership funded $901,487 in equity investments to a portfolio company in the industrial/business automation industry.

Cash and restricted cash at June 30, 1998, were $1,153,337. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $148,867 and $117,642 for the quarters ended June 30, 1998 and 1997, respectively. The increase in net loss was substantially due to a $61,293 decrease in the change in the net unrealized fair value of investments and a $28,714 decrease in total income. These changes were partially offset by a $41,600 decrease in investment expenses and a $15,612 decrease in operating expenses.

The Partnership recorded a decrease in investment fair value of $37,205 for the three months ended June 30, 1998 compared to an increase of $24,088 for the same period in 1997. The 1998 decrease was primarily due to decreases in the microelectronics industry. The 1997 increase was primarily due to increases in the computers and computer equipment and telecommunications industries.

Total income was $6,669 and $35,383 for the quarters ended June 30, 1998 and 1997, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for equity investments.

Other investment expenses, primarily legal fees, for the quarter ended June 30, 1997, were $41,600. The decrease was due to the settlement of the related litigation. There were no such expenses in 1998.

Total operating expenses were $67,388 and $83,000 for the quarters ended June 30, 1998 and 1997, respectively. For the three months ended June 30, 1998 and 1997, the General Partner absorbed $39,324 and $30,471, respectively, as explained in Note 2 to the financial statements. Had the limitation not been in effect, total operating expenses for the three months ended June 30, 1998 and 1997 would have been $106,712 and $113,471, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net losses totaled $209,627 and $264,965 for the six months ended June 30, 1998 and 1997, respectively. The improvement was primarily due to a $190,431 decrease in other investment expenses and a $11,007 decrease in total operating expenses. These changes were partially offset by a $95,702 decrease in total income and a $53,971 decrease in the change in net unrealized fair value of investments.

Other investment expenses, primarily legal fees, for the six months ended June 30, 1997 were $190,431. The decrease was due to the settlement of the related litigation. There were no such expenses in 1998.

Total operating expenses were $86,651 and $97,658 for the six months ended June 30, 1998 and 1997, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed $210,976 and $131,882, respectively, for the six months ended June 30, 1998 and 1997. Had the limitation not been in effect, total operating expenses for 1998 and 1997 would have been $297,627 and $229,540, respectively. The increase is attributable to increased investment monitoring activities and administrative costs.

Total income was $34,426 and $130,128 during the six months ended June 30, 1998 and 1997, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for equity investments.

The Partnership recorded a decrease in investment fair value of $55,213 for the six months ended June 30, 1998, compared to a decrease of $1,242 for the same period in 1997. The 1998 decrease was primarily due to decreases in the microelectronics industry.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 14, 1998    By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller