Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1998-11-13
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                         (unaudited)
                                         September 30,     December 31,
                                            1998              1997
                                         ------------      -----------
ASSETS

Investments:
 Secured notes receivable, net
  (cost basis of $6,652,801 in
   1998 and 1997)                      $ 2,560,801          2,560,801
 Equity investments (cost basis
  of $7,873,913 and $7,014,676 in
  1998 and 1997, respectively)           6,146,119          5,376,245
                                        ----------         ----------

     Total investments                   8,706,920          7,937,046

Cash and cash equivalents                  931,331          1,706,059

Restricted cash                             33,500            536,150

Due from affiliated partnerships             4,500              4,500

Due from related parties                        --             98,848

Other assets                               119,687             32,662
                                        ----------         ----------

     Total assets                      $ 9,795,938         10,315,265
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    62,488             61,768
Due to related parties                      24,646                 --
                                        ----------         ----------

     Total liabilities                      87,134             61,768

Commitments and contingencies
(Notes 2 and 7)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977
   for both 1998 and 1997)              15,687,830         16,138,607
 General Partners                         (159,232)          (154,679)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (4,092,000)        (4,092,000)
   Equity investments                   (1,727,794)        (1,638,431)
                                        ----------         ----------

     Total partners' capital             9,708,804         10,253,497
                                        ----------         ----------

     Total liabilities and
      partners' capital                $ 9,795,938         10,315,265
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                 For the Three                For the Nine
                                                 Months Ended                 Months Ended
                                                 September 30,                September 30,
                                             ---------------------       ---------------------
-
                                               1998         1997           1998          1997
                                               ----         ----           ----          ----
Income:
 Secured notes receivable interest         $      --            --            --         11,497
 Short-term investment interest               11,893        30,251        46,319        148,882
                                             -------       -------       -------        -------
    Total income                              11,893        30,251        46,319        160,379

Costs and expenses:
 Management fees                              50,797        52,121       152,986        157,883
 Other investment expenses                        --            --            --        190,431
 Operating expenses:
  Lending operations and investment
   management                                 68,659       100,160       168,689        167,875
  Administrative and investor
   services                                  175,199        91,600       334,517        206,029
  Computer services                           17,404        25,924        30,340         54,139
  Professional fees                           14,484        16,981        39,827         36,162
  Expenses absorbed by General
   Partners                                       --            --      (210,976)      (131,882)
                                             -------       -------       -------        -------

    Total operating expenses                 275,746       234,665       362,397        332,323
                                             -------       -------       -------        -------

    Total costs and expenses                 326,543       286,786       515,383        680,637
                                             -------       -------       -------        -------

Net operating loss                          (314,650)     (256,535)     (469,064)      (520,258)

    Net realized gain from sales of
     equity investments                       13,734            --        13,734             --
                                             -------       -------       -------        -------
Net realized loss                           (300,916)     (256,535)     (455,330)      (520,258)

 Change in net unrealized
  fair value:
   Secured notes receivable                       --            --            --        (15,000)
   Equity investments                        (34,150)      223,822       (89,363)       237,580
                                             -------       -------       -------        -------
Net loss                                   $(335,066)      (32,713)     (544,693)      (297,678)
                                             =======       =======       =======        =======
Net realized loss per Unit                 $      (1)           (1)           (1)            (1)
                                             =======       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                               For the Nine Months
                                               Ended September 30,
                                          -----------------------------
                                             1998               1997
                                            ------             ------
Cash flows from operating activities:
 Interest received                       $   46,319             160,379
 Cash paid to vendors                      (163,941)           (294,901)
 Cash paid to related parties              (314,253)           (484,562)
                                          ---------           ---------

  Net cash used by operating activities    (431,875)           (619,084)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments            (901,487)         (3,685,000)
 Proceeds from sales of equity
  investments                                55,984                  --
 Secured notes receivable issued                 --            (325,513)
 Repayments of secured notes receivable          --               4,989
                                          ---------           ---------

  Net cash used by investing
   activities                              (845,503)         (4,005,524)
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                             (1,277,378)         (4,624,608)

Cash and restricted cash at
 beginning of year                        2,242,209           7,057,233
                                          ---------           ---------

Cash and restricted cash
 at September 30                         $  964,831           2,432,625
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                                For the Nine Months
                                                Ended September 30,
                                            --------------------------
                                              1998              1997
                                             ------            ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                  $(544,693)          (297,678)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of
   equity investments                       (13,734)                --
  Change in net unrealized fair value:
    Secured notes receivable                     --             15,000
    Equity investments                       89,363           (237,580)

Changes in:
  Due to/from related parties               123,494             11,866
  Accounts payable and accrued expenses         720            (75,204)
  Other assets                              (87,025)           (33,144)
  Other changes, net                             --             (2,344)
                                            -------            -------

     Net cash used by operating
       activities                         $(431,875)          (619,084)
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

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:


                                           1998               1997
                                         --------            --------

Management fees                        $ 152,986              157,883
Reimbursable operating expenses          495,737              470,426
Expenses absorbed by General Partners   (210,976)            (131,882)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties and amounts due from related parties for such expenses were $24,646 and $98,848, at September 30, 1998 and December 31, 1997 respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not pay nor reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of September 30, 1998 and 1997 and expenses absorbed by the General Partners totaled $210,976 and $131,882, respectively.
The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partner reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $100,937 consisting of $10,199 for the nine months ended September 30, 1997 and $90,738 for prior years. Had the additional expenses been recorded in prior years and had the limitation not been in effect, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $174,809 and $244,864, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $472,436 and $474,404, respectively.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is included in the 1997 Annual Report.  Activity from January 1 through September 30, 1998 consisted of:
                                                                   January 1 through
                                                                   September 30, 1998
                                                                 ----------------------
                          Investment                               Cost         Fair
Industry/Company             Date           Position               Basis        Value
----------------          ----------        --------              -------      -------
Balance at January 1, 1998                                      $7,014,676    5,376,245
                                                                 ---------    ---------
Significant changes:

Industrial/Business Automation
------------------------------
CLB, LLC                    01/98-6/98     LLC Units               901,487      901,487


Microelectronics
----------------
Celeritek, Inc.             05/94          6,784 Common
                                           shares                  (36,086)     (94,500)
                                                                 ---------    ---------
Total significant changes during the nine
 months ended September 30, 1998                                   865,401      806,987

Other changes, net                                                  (6,164)     (37,113)
                                                                 ---------    ---------
Total equity investments at September 30, 1998                  $7,873,913    6,146,119
                                                                 =========    =========
</TABLE


Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had aggregate costs of $42,251 and aggregate market values of $131,613. The net unrealized gains at December 31, 1997 included gross gains of $89,362.

CLB, LLC
--------

In the first quarter of 1998, the Partnership purchased 300,174 LLC Units for $300,174, and in the second quarter purchased an additional 601,313 LLC
Units for $601,313. The Partnership, together with an affiliated partnership, owns 100% of the company.

Celeritek, Inc.
---------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $21,199 and realized a loss of $14,887.

4.     Secured Notes Receivable, Net
       -----------------------------

There was no secured notes receivable activity from January 1 through September 30, 1998.

The secured notes receivable portfolio was on nonaccrual status at September 30, 1998 and December 31, 1997 due to the uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value. The fair value at September 30, 1998 is based on the Managing General Partner's estimate of collectibility of these notes. All notes are secured by specific assets of the borrowing companies.

5.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses, primarily legal fees, of $190,431 in 1997, reflect the participated cost of litigation which was settled in the same year. There were no such expenses in 1998.


6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1998, and December 31, 1997, cash and cash equivalents consisted of:



                                               1998            1997
                                             ---------      ---------

Demand accounts                               $  6,377          5,282
Money-market accounts                          924,954      1,700,777
                                               -------      ---------

         Total                                $931,331      1,706,059
                                               =======      =========

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $431,875. The Partnership paid management fees of $152,986 to the Managing General Partner and reimbursed related parties for operating expenses of $161,267. Other operating expenses of $163,941 were paid. Interest income of $46,319 was received.

During the nine months ended September 30, 1998 the Partnership funded $901,487 in equity investments to a portfolio company in the industrial/business automation industry. Proceeds from sales of equity investments totaled $55,984.

Cash and restricted cash at September 30, 1998, were $964,831. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $335,066 and $32,713 for the quarters ended September 30, 1998 and 1997, respectively. The increase in net loss was substantially due to a $257,972 decrease in the change in the net unrealized fair value of investments and a $41,081 increase in operating expenses.

The Partnership recorded a decrease in investment fair value of $34,150 for the three months ended September 30, 1998 compared to an increase of $223,822 for the same period in 1997. The 1998 decrease was primarily due to sales of equity investments. The 1997 increase was primarily due to increases in the computers and computer equipment and telecommunications industries.

Total operating expenses were $275,746 and $234,665 for the quarters ended September 30, 1998 and 1997, respectively. As disclosed in Note 2 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $100,937 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $174,809 and $244,864, respectively. The decrease is attributable to decreased investment operations and computer expenses due to decreased levels of investment activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
------------------------------------------------------------------------
year
----

Net losses totaled $544,693 and $297,678 for the nine months ended September 30, 1998 and 1997, respectively. The increased loss was primarily due to a $326,943 decrease in the change in net unrealized fair value of equity investments and a $114,060 decrease in total income, partially offset by a $190,431 decrease in other investment expenses.

The Partnership recorded a decrease in equity investment fair value of $89,363 for the nine months ended September 30, 1998, compared to an increase of $237,580 for the same period in 1997. The 1998 decrease was primarily due to the sale of equity investments. The 1997 increase was primarily due to increases in portfolio companies in the computer and computer equipment industry.

Total income was $46,319 and $160,379 during the nine months ended September 30, 1998 and 1997, respectively. The decrease was primarily due to lower cash and cash equivalents balances resulting from cash used for equity investments.

Other investment expenses primarily legal fees, for the nine months ended September 30, 1997, were $190,431. There were no such expenses in 1998. The decrease was due to the settlement of the related litigation in 1997.

Total operating expenses were $362,397 and $332,323 for the nine months ended September 30, 1998 and 1997, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed $210,976 and $131,882 for the nine months ended September 30, 1998 and 1997, respectively. Additionally, operating expenses for the nine months ended September 30, 1998 include additional expenses of $100,937 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years and had the limitation not been in effect, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $472,436 and $474,404, respectively.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partner has completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partner is also monitoring the progress of software vendors and third-party processors on which it relies, as well as the progress of portfolio companies in which it has made significant investments.

The Managing General Partner does not expect the cost of the internal system modifications to be material to the Partnership's financial statements.




II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27)

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1998  By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller