Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1999-04-01
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                  For The Year Ended December 31, 1998

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

Documents incorporated by reference: Portions of the Prospectus dated March 16, 1989, forming a part of Registration Statement No. 33-26190 filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933, are incorporated by reference in Parts I and III hereof. Portions (pages 23 to 25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, are incorporated by reference in Part III hereof.

                                PART I

Item 1.  BUSINESS
------   --------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P. (hereinafter referred to as the "Partnership" or the "Registrant") was formed as a California limited partnership on December 9, 1988. The business of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire equity interests in these companies as described in the "Summary of the Offering" and "Business of the Partnership" sections of the Prospectus dated March 16, 1989, that forms a part of Registrant's Form S-1 Registration Statement No. 33-26190 (such Prospectus, as supplemented, is hereinafter referred to as the "Prospectus"), which sections are incorporated herein by reference. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership's Amended and Restated Limited Partnership Agreement ("Partnership Agreement") provides that the Partnership will continue until December 31, 1998, unless further extended. In April 1998, the General Partners exercised their right and extended the term of the Partnership to December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership may be dissolved earlier.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1998.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1998, there were 5,199 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and as of December 31,
                                        ------------------------------------------------------------
                                         1998         1997         1996          1995        1994
                                        ------       ------       ------        ------      ------

Total income                       $    53,100      184,836      512,955     1,589,346   1,512,194
Net operating (loss) income         (2,288,674)    (629,279)    (322,541)      729,824     569,968
Net realized gain from sales
 of equity investments                  13,234      246,049      106,823     2,454,187     425,431
Realized losses from
 investment write-downs             (2,142,840)          --     (125,099)   (4,508,628) (4,082,445)
Recoveries from investments
 previously written-off                185,174        9,497      103,807            --          --
Net realized loss                   (4,233,106)    (373,733)    (237,010)   (1,324,617) (3,087,046)
Change in net unrealized
  fair value:
 Equity investments                   (526,472)     (11,998)  (1,835,611)    2,786,658  (2,281,481)
 Notes receivable                    1,666,000      (15,000)     (49,000)     (212,000)   (139,000)
Net (loss) income                   (3,093,578)    (400,731)  (2,121,621)    1,250,041  (5,507,527)
Net realized loss
 per Unit                                  (10)          (1)          (1)           (3)         (8)
Total assets                         8,981,400   10,315,265   11,006,297    13,586,829  12,058,547
Distributions declared                      --           --           --       391,777     574,167
Distributions declared
 per Unit (1)                               --           --           --             1           1

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


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1998, net cash used by operating activities totaled
$519,403. The Partnership paid management fees of $201,508 to the Managing General Partner and reimbursed related parties for operating expenses of $176,648. Other operating expenses of $194,347 were paid and $53,100 in interest income was received.

During 1998, the Partnership purchased equity investments of $903,987 and issued $250,000 in notes receivable to a portfolio company in the industrial/business automation industry. Proceeds from sales of equity investments provided cash of $55,484 and recoveries of $185,174 were received from investments previously written off. As disclosed in Note 10 to the Financial Statements, certain funds escrowed as collateral for a note payable of a portfolio company were released in 1998, providing cash of $502,650.

Cash and cash equivalents at December 31, 1998, were $775,977. Operating cash reserves, repayments of secured notes receivable, future investment sale proceeds, interest income received on short-term investments, and Managing
General Partner's support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

1998 compared to 1997
---------------------

Net losses were $3,093,578 and $400,731 for the years ended December 31, 1998 and 1997, respectively. The increased loss was primarily due to a $2,142,840 increase in realized losses from investment write-downs, a $1,716,682 increase in operating expenses, a $514,474 decrease in the change in net unrealized fair value of equity investments, and a $232,815 decrease in realized gain from sales of equity investments. These decreases were partially offset by a $1,681,000 increase in the change in net unrealized fair value of notes receivable and a $190,431 decrease in other investment expenses.

Realized losses from investment write-downs totaled $2,142,840 in 1998 and resulted from the write-down of equity investments in Wasatch Education Systems Corporation. This write-down was based on the opinion of the Managing General Partner that the operating status of the company combined with the highly competitive educational software market indicated a permanent decline in value of the company's equity investment. There were no investment write-downs in 1997.

Total operating expenses were $2,140,266 and $423,584 in 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for certain operating expenses that aggregate more than one percent of total Limited Partner capital contributions. This limitation is calculated over an operating year beginning May 1. As a result, operating expenses of $339,591 and $131,882 were absorbed by the General Partners in 1998 and 1997, respectively. During 1998, it was determined that certain operational costs, primarily rent and professional fees, paid directly by the Partnership were not subject to the general partner expense limitation. Consequently, $1,735,002 of direct partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses in 1998. Also disclosed in
Note 3, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership agreement. As a result, the Partnership was charged $134,141 of additional operating expenses in 1998 of which $16,085 and $118,056 related to 1997 and prior years, respectively. Had the limitation not been in effect and had the additional expense been recorded in prior years, total operating expenses would have been $610,714 and $571,551 for 1998 and 1997, respectively.

The Partnership recorded decreases in the change in fair value of equity investments of $526,472 and $11,998 in 1998 and 1997, respectively. The 1998 decrease was primarily comprised of a decrease in the fair value of a portfolio company in the industrial/business automation industry, partially offset by an increase resulting from the realization of the loss from the write-down of Wasatch. The 1997 loss was primarily due to decreases in a portfolio company in the telecommunications industry, partially offset by increases in portfolio companies, in the microelectronics and computers and computer equipment industries.

During 1998, the Partnership's $13,234 net realized gain from sales of equity investments resulted from the sale of 3Com Corporation common shares, partially offset by a loss on the sale of Celeritek, Inc. common shares. The 1997 net realized gain from sales of equity investments of $246,049 resulted from the sale of the Partnership's investment in MTI Technology Corporation.

The Partnership recorded a $1,666,000 increase in the fair value of notes receivable in 1998 compared to a $15,000 decrease in 1997. The increase in 1998 was primarily due to an increase in expected loan repayments resulting from the improved financial condition of borrowing companies in the computer and computer equipment and industrial/business automation industries.

Other investment expenses of $190,431 in 1997 related to litigation which was settled in 1997. There were no such expenses in 1998.

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

Interest income was $184,836 and $507,406 in 1997 and 1996, respectively. The decrease is a result of lower cash balances on hand and loans to portfolio companies on non-accrual status due to uncertainty of the borrowers' financial condition.

Total operating expenses were $423,584 and $386,668 in 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As explained in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for annual expenses that aggregate more than a certain percentage of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 1. In 1997 and 1996, the General Partners absorbed $131,882 and $143,040, respectively. As disclosed in Note 3 to the financial statements, the 1997 and 1996 operating expenses were reduced by reimbursements of $16,120 and $44,760, respectively, for prior period collection expenses. Had this reimbursement not occurred and had the operating expense limitation not been in effect, total operating expenses in 1997 and 1996 would have been $571,586 and $574,468, respectively.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None

                               PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Technology Funding Ltd., a California limited partnership ("TFL"), and Technology Funding Inc., a California corporation ("TFI"), and wholly-owned subsidiary of TFL, are the General Partners of the Partnership. TFI is the Managing General Partner. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23 to 25 in the Technology Funding Venture Capital Fund VI, LLC Prospectus, revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997, Pre-Effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred management fees of $201,508. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.


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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1998
 and 1997
Statements of Operations for the years ended
 December 31, 1998, 1997 and 1996
Statements of Partners' Capital for
 the years ended December 31, 1998, 1997
 and 1996
Statements of Cash Flows for the years
 ended December 31, 1998, 1997 and 1996
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

(c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:


We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                                    /S/KPMG LLP
March 26, 1999

BALANCE SHEETS
--------------

                                                December 31,
                                        -----------------------------
                                          1998                 1997
                                        --------             --------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $6,902,801 and $6,652,801 in
  1998 and 1997, respectively)         $4,476,801           2,560,801
 Equity investments (cost basis
  of $5,733,573 and $7,014,676 in
  1998 and 1997, respectively)          3,568,670           5,376,245
                                        ---------          ----------
     Total investments                  8,045,471           7,937,046

Cash and cash equivalents                 775,977           1,706,059
Restricted cash                            33,500             536,150
Due from affiliated partnerships            4,500               4,500
Due from related parties                       --              98,848
Other assets                              121,952              32,662
                                        ---------          ----------
     Total                             $8,981,400          10,315,265
                                        =========          ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   68,155              61,768
Due to related parties                  1,753,326                  --
                                        ---------          ----------
     Total liabilities                  1,821,481              61,768

Commitments, contingencies and
  subsequent event
(Notes 3, 5, and 10)

Partners' capital:
 Limited Partners
  (Units outstanding of 399,977 in
  both 1998 and 1997)                  11,947,832          16,138,607
 General Partners                        (197,010)           (154,679)
 Net unrealized fair value
 (decrease)increase from cost:
  Notes receivable                     (2,426,000)         (4,092,000)
  Equity investments                   (2,164,903)         (1,638,431)
                                        ---------          ----------
     Total partners' capital            7,159,919          10,253,497
                                        ---------          ----------
     Total                             $8,981,400          10,315,265
                                        =========          ==========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                      For the Years Ended December 31,
                                      --------------------------------
                                         1998      1997       1996
                                        ------    ------     ------
Income:
 Notes receivable interest          $        --    11,497    168,203
 Short-term investment interest          53,100   173,339    339,203
 Other income                                --        --      5,549
                                      ---------   -------  ---------
     Total income                        53,100   184,836    512,955

Costs and expenses:
 Management fees                        201,508   200,100    247,008
 Other investment expenses                   --   190,431    201,820
 Operating expenses:
  Lending operations and investment
   management                           211,963   159,253    160,438
  Administrative and investor
   services                             410,499   281,005    240,876
  Computer services                      48,364    68,107     81,249
  Professional fees                      74,029    47,101     47,145
  Expenses absorbed by General
   Partners                            (339,591) (131,882)  (143,040)
  Expenses absorbed by General
   Partners in prior years            1,735,002        --         --
                                      ---------   -------  ---------
     Total operating expenses         2,140,266   423,584    386,668
                                      ---------   -------  ---------
     Total costs and expenses         2,341,774   814,115    835,496
                                      ---------   -------  ---------
Net operating loss                   (2,288,674) (629,279)  (322,541)

 Net realized gain from sales
  of equity investments                  13,234   246,049    106,823
 Realized losses from
  investment write-downs             (2,142,840)       --   (125,099)
 Recoveries from investments
  previously written off                185,174     9,497    103,807
                                      ---------   -------  ---------
Net realized loss                    (4,233,106) (373,733)  (237,010)

Change in net unrealized fair value:
  Equity investments                   (526,472)  (11,998)(1,835,611)
  Notes receivable                    1,666,000   (15,000)   (49,000)
                                      ---------   -------  ---------
Net loss                            $(3,093,578) (400,731)(2,121,621)
                                      =========   =======  =========
Net realized loss per Unit          $       (10)       (1)        (1)
                                      =========   =======  =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
------------------------------

For the years ended December 31, 1998, 1997, and 1996:

                                                                  Net Unrealized Fair
                                                                    Value Increase
                                                                 (Decrease) From Cost
                                                                ------------------------
                                        Limited      General      Equity        Notes
                                        Partners     Partners   Investments   Receivable    Total
                                        --------     --------   -----------   ----------    -----
Partners' capital,
 December 31, 1995                     $16,743,243   (148,572)     209,178   (4,028,000) 12,775,849

Net realized loss                         (234,640)    (2,370)          --           --    (237,010)

Change in net unrealized fair
 value:
  Equity investments                            --         --   (1,835,611)          --  (1,835,611)
  Notes receivable                              --         --           --      (49,000)    (49,000)
                                        ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1996                      16,508,603   (150,942)  (1,626,433)  (4,077,000) 10,654,228

Net realized loss                         (369,996)    (3,737)          --           --    (373,733)

Change in net unrealized fair
 value:
  Equity investments                            --         --      (11,998)          --     (11,998)
  Notes receivable                              --         --           --      (15,000)    (15,000)
                                        ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1997                      16,138,607   (154,679)  (1,638,431)  (4,092,000) 10,253,497

Net realized loss                       (4,190,775)   (42,331)          --           --  (4,233,106)

Change in net unrealized fair
 value:
  Equity investments                            --         --     (526,472)          --    (526,472)
  Notes receivable                              --         --           --    1,666,000   1,666,000
                                        ----------    -------    ---------    ---------  ----------

Partners' capital,
 December 31, 1998                     $11,947,832   (197,010)  (2,164,903)  (2,426,000)  7,159,919
                                        ==========    =======    =========    =========  ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                     ---------------------------------
                                       1998        1997         1996
                                     --------    --------     --------

Cash flows from operating
  activities:
 Interest received                 $   53,100    184,836      444,903
 Other income received                     --         --        5,549
 Cash paid to vendors                (194,347)  (577,796)    (397,474)
 Cash paid to related parties        (378,156)  (655,937)    (566,099)
 Cash paid to affiliated
  partnerships                             --     (4,500)      (1,930)
 Reimbursement of collection
  expenses received from
  portfolio companies                      --     16,120       44,760
                                    ---------  ---------    ---------
    Net cash used by operating
     activities                      (519,403)(1,037,277)    (470,291)
                                    ---------  ---------    ---------

Cash flows from investing
  activities:
 Purchase of equity investments      (903,987)(3,786,014)          --
 Notes receivable issued             (250,000)  (325,513)    (251,102)
 Repayments of notes receivable            --      4,989      843,151
 Proceeds from sales of
  equity investments                   55,484    319,294      126,823
 Recoveries from investments
  previously written off              185,174      9,497      103,807
 Payments from (deposits to)
  restricted cash                     502,650    106,545     (592,695)
                                    ---------  ---------    ---------
    Net cash (used) provided by
     investing activities            (410,679)(3,671,202)     229,984
                                    ---------  ---------    ---------

Cash flows from financing
  activities:
 Distributions to Limited and
  General Partners                         --         --     (391,777)
                                    ---------  ---------    ---------

    Net cash used by financing
     activities                            --         --     (391,777)
                                    ---------  ---------    ---------
Net decrease in cash and cash
  equivalents                        (930,082)(4,708,479)    (632,084)

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                      For the Years Ended December 31,
                                     ---------------------------------
                                       1998        1997         1996
                                     --------    --------     --------
Cash and cash equivalents at
 beginning of year                  1,706,059  6,414,538    7,046,622
                                    ---------  ---------    ---------
Cash and cash equivalents at
 end of year                      $   775,977  1,706,059    6,414,538
                                    =========  =========    =========
Reconciliation of net loss to net
 cash used by operating
 activities:

Net loss                          $(3,093,578)  (400,731)  (2,121,621)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
 Amortization of discount
  on notes receivable                      --         --      (66,809)
 Net realized gain from sales of
  equity investments                  (13,234)  (246,049)    (106,823)
 Realized losses from investment
  write-downs                       2,142,840         --      125,099
 Recoveries from investments
  previously written off             (185,174)    (9,497)    (103,807)
 Change in net unrealized
  fair value:
   Equity investments                 526,472     11,998    1,835,611
   Notes receivable                (1,666,000)    15,000       49,000
Changes in:
  Accounts payable and accrued
   expenses                             6,387   (248,042)     (39,853)
  Due to/from related parties       1,852,174   (137,785)       2,200
  Other assets                        (89,290)   (14,349)     (18,113)
  Other, net                               --     (7,822)     (25,175)
                                    ---------  ---------    ---------
Net cash used by operating
 activities                        $ (519,403)(1,037,277)    (470,291)
                                    =========  =========    =========

Non-cash investing activities:

Conversion of other investments
 to notes receivable               $       --     10,000           --
                                    =========  =========    =========

Non-cash exercise of warrants	      $       --         --       16,994
                                    =========  =========    =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.     Summary of Significant Accounting Policies
       ------------------------------------------

Organization
------------

Technology Funding Secured Investors III, An Income and Growth Partnership, L.P., (the "Partnership") is a limited partnership organized under the laws of the State of California on December 9, 1988. From December 9, 1988, through March 15, 1989, the Partnership was inactive. The registration statement of the Partnership was filed with the Securities and Exchange Commission and became effective on March 16, 1989. The purpose of the Partnership is to provide loans secured by equipment and other assets to new and developing companies and to acquire, hold, sell, trade, exchange or otherwise dispose of warrants and/or capital stock acquired by the Partnership in conjunction with these loans. The General Partners are Technology Funding Ltd. ("TFL") and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. TFI is the Managing General Partner. A wholly owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

The Partnership commenced selling units of limited partnership interest ("Units") on April 13, 1989. On May 2, 1989, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The Partnership completed the offering of the Units of limited partnership interest on March 15, 1991. The offering terminated with 399,977 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended. In April 1998, the General Partners exercised their right and extended the term of the Partnership to December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership may be dissolved earlier.

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

Investments
-----------

     Notes Receivable, Net
     ---------------------

The Partnership's method of accounting for secured and unsecured notes receivable, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies.

The fair value of secured and unsecured notes receivable is their initial cost basis adjusted for unrealized gains and losses. The cost basis is comprised of note principal plus accrued interest, less any discount related to warrants. The net unrealized gain or loss is reviewed quarterly by the Managing General Partner and is adjusted upward or downward to reflect the change in the fair market value of the notes. Fair value may change due to an increase or decrease in the allowance for loan losses, or when the current expected loan proceeds exceed the cost basis. Adjustments to fair value are reflected as "Change in net unrealized fair value of notes receivable". Notes receivable are placed on nonaccrual status when, in the opinion of the Managing General Partner, the future collectibility of interest or principal is in doubt.

Where, in the opinion of the Managing General Partner, events indicate there has been an other than temporary decline in value below the cost basis of the note, an appropriate reduction in the cost basis is recognized as "Realized losses from investment write-downs" on the Statements of Operations. "Recoveries from investments previously written off" represent realized gains when payment is received on such notes.

In conjunction with certain secured notes, upon note issuance or restructure, the Partnership has received warrants to purchase certain types of capital stock or capital stock of the borrowing company. The cost basis of such warrants and the resulting discount has generally been estimated by the Managing General Partner to be 1% of the principal balance of the original notes made to the borrowing company. The cost basis of capital stock and the resulting discount are generally based on the valuation set at the latest round of financing. The discount is amortized to interest income on a straight-line basis over the term of the loan. These warrants and capital stock are included in the equity investment portfolio.

     Equity Investments
     ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $0 and $131,613 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $3,568,670 and $5,244,632 at December 31, 1998 and 1997, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

When, in the opinion of the Managing General Partner, events indicate that the fair value of equity investments may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" on the Statements of Operations.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Unit is calculated by dividing the number of Units outstanding of 399,977 at December 31, 1998, 1997 and 1996, into total net realized income (loss) allocated to the Limited Partners. The General Partners contributed an amount equal to 0.1% of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was higher than the reported total cost basis of $12,636,374 by $538,075.

Distributions
-------------

Distributions made to the Limited Partners are made among such partners in proportion to their respective capital accounts to the total of all capital accounts of the group. After a reasonable amount of time, unnegotiated distribution checks, if any, are recorded as other liabilities on the Balance Sheets.

2.  Financing Partnership Operations
   --------------------------------

The Managing General Partner expects that cash received from liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. Until such future proceeds are received, the Partnership will be dependent upon the financial support of the Managing General Partner to fund operations. The Managing General Partner has committed to this support in the form of short-term cash advances.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1998, 1997 and 1996, related party costs were as follows:

                                           1998      1997      1996
                                          ------    ------    ------
Management fees                         $ 201,508   200,100   247,008
Reimbursable operating expenses:
  Lending operations and investment
   management                             201,348   173,675   175,407
  Administrative and investor services    383,699   215,417   165,652
  Computer services                        48,364    60,842    81,249
  Expenses absorbed by General Partners  (339,591) (131,882) (143,040)
Expenses previously absorbed by General
  Partners                              1,735,002        --        --

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

Management fees are accrued and are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equity securities, plus the aggregate fair market value of any equity interest distributed to the partners, exceeds the total management fees payable. All management fees had been paid at December 31, 1998 and 1997.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organization and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. As discussed in the Partnership Agreement, the Partnership may not reimburse the General Partners for expenses that aggregate more than 2% of total Limited Partner capital contributions in any of the first five years of Partnership operations and 1% thereafter. For purposes of this limitation, the Partnership's operating year begins each May 1. Beginning May 1, 1994, the limitation was calculated using 1% of total Limited Partner capital contributions. At December 31, 1998 amounts due to related parties totaled $1,753,326 and at December 31, 1997, amounts due from related parties totaled $98,848. In 1998, 1997, and 1996, the General Partners absorbed $339,591, $131,882, and $143,040, respectively, in operating expenses. In late 1998, it was determined that certain operational costs, primarily rent and professional fees, absorbed by the General Partners in prior years were not subject to this limitation; consequently, $1,735,002 was reimbursable to the General Partners.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $134,141, consisting of $16,085, $23,852, and $94,204 for 1997, 1996, and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $610,714, 571,551, and 553,560 for 1998, 1997, and
1996, respectively.

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

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFI, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Within the normal course of business, the Partnership participates with affiliated partnerships in secured notes receivable issued to non-affiliated borrowing companies by affiliated partnerships which are also managed by the General Partners. The Partnership may also reparticipate such secured notes receivable amongst affiliated partnerships to meet business needs. At December 31, 1998 and 1997 $4,500 was due from affiliated partnerships.

An affiliated partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp.

The Partnership together with affiliated entities own a 66% interest in Cyclean, Inc., a portfolio company. In addition, the Partnership and affiliated partnerships wholly own Cyclean of Los Angeles, LLC ("CLA"), a portfolio company. The Partnership also owns 67% of CLB, LLC ("CLB"), a portfolio company, and together with an affiliated partnership wholly own CLB. The Partnership and other affiliated partnerships have notes receivable from Cyclean, Inc., CLA, and CLB. Additionally, the General Partners have charged CLB for certain management services provided during 1998 and 1997.

In 1996, a portfolio company of the Partnership and affiliated partnerships entered into a joint venture with the General Partners to perform investment recovery efforts in order to increase the future investment returns to the Partnership. The General Partners have agreed to waive any "post-conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post-conversion profit is pursuant to, and as defined in, the profit and loss provisions of the Partnership's Partnership Agreement. Through December 31, 1998, the Partnership realized recoveries of $182,674 and the General Partners had not realized any profit from the joint venture.

4.     Allocation of Profits and Losses
       --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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

5.     Notes Receivable, Net
       ---------------------

At December 31, 1998 and 1997, notes receivable consisted of:

                                                      December 31, 1998        December 31, 1997
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc. and    09/87-      Secured notes
Cyclean of           09/94       receivable, plus
 Los Angeles, LLC                interest, totaling
                                 $2,435,456        $  933,792   1,267,037      933,792    421,792
CLB, LLC             04/97-      Unsecured notes
                     10/98       receivable, plus
                                 interest, totaling
                                 $583,740             518,000     518,000      268,000    268,000

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable, plus
                                 interest, totaling
                                 $14,055,562        5,451,009   2,691,764    5,451,009  1,871,009
                                                    ---------   ---------    ---------  ---------
Total notes receivable                             $6,902,801   4,476,801    6,652,801  2,560,801
                                                    =========   =========    =========  =========





Cyclean, Inc. and Cyclean of Los Angeles, LLC
---------------------------------------------

The Partnership has valued its secured notes receivable investment in these companies at its estimated share of proceeds that could result from a current sale or liquidation. Because both companies are on going operations and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $1,267,037 at December 31, 1998 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

CLB, LLC
--------

In 1998, the Partnership funded an unsecured note receivable of $250,000 with an interest rate of 13%.

MARCorp
-------

In 1998, the Company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. The fair market value of these proceeds at December 31, 1998 was $2,691,764. In February 1999, the Partnership received $807,578 of these proceeds, the remainder of which are due to be received no later than August 2000.

Resonex Holding Corporation
---------------------------

In 1998, the Partnership realized recoveries of $182,674 on notes receivable written off in prior years. (See Note 3.)

Changes in the net unrealized fair value of secured notes receivable were as follows:

                                           1998        1997        1996
                                          ------      ------      ------
Net unrealized fair value decrease
 from cost at beginning of year       $(4,092,000) (4,077,000) (4,028,000)

Change in net unrealized fair value
 of notes receivable                    1,666,000     (15,000)    (49,000)
                                        ---------   ---------   ---------
Net unrealized fair value decrease
 from cost at end of year             $(2,426,000) (4,092,000) (4,077,000)
                                        =========   =========   =========

The secured notes are collateralized by specific assets of the borrowing companies, and interest rates on secured and unsecured notes at December 31, 1998, ranged from 12% to 13%. Scheduled principal repayments are $1,697,939 and $5,451,014 for 1999 and 2000, respectively. Notes receivable which are due on demand are included as principal repayments in 1999. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The notes receivable portfolio at December 31, 1998 and 1997, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

6.     Equity Investments
       ------------------

At December 31, 1998 and December 1997, equity investments consisted of:

                                                     December 31, 1998        December 31, 1997
                                                     ------------------       -----------------
                    Investment                       Cost         Fair        Cost        Fair
Industry/Company       Date        Position          Basis        Value       Basis       Value
----------------    ----------     --------          -----        -----       -----       -----
WARRANTS:

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        Common share
 Systems                         warrant for
 Corporation                     1,159,546 shares
                                 at $0.50;
                                 expiring 06/00    $      0           0      10,000           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.       03/91-       Common share
                    01/95        warrants for
                                 145,965 shares (1)       0           0           0           0
                                                     ------     -------     -------     -------
Total warrants                                            0           0      10,000           0
                                                     ------     -------     -------     -------

STOCKS:

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        2,908,450
 Systems                         Series C
 Corporation                     Preferred
                                 shares             775,610     775,610   2,908,450   1,454,225


Industrial/Business Automation
------------------------------
Cyclean, Inc.       09/94-       225,088 Series D
                    04/96        Preferred shares   242,988           0     242,988           0
Cyclean of          03/95        Class A LLC Unit
 Los Angeles, LLC                - 44% ownership     11,091           0      11,091           0
CLB,LLC             04/97-       4,690,000
                    06/98        LLC Units        4,690,000   2,788,667   3,786,013   3,786,013

Medical
-------
Resonex Holding     02/94        22,804 Common
 Corporation                     shares                   0           0           0           0

Microelectronics
----------------
Celeritek, Inc.     05/94        6,784 Common
                                 shares                  --          --      36,086      94,500

Telecommunications
------------------
All Post, Inc.      10/94        17,574 Common
                                 shares              13,884       4,393      13,884       4,394
3Com Corporation    06/95        1,082 Common
                                 shares                  --          --       6,164      37,113
                                                  ---------   ---------   ---------   ---------
Total stocks                                      5,733,573   3,568,670   7,004,676   5,376,245
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $5,733,573   3,568,670   7,014,676   5,376,245
                                                  =========   =========   =========   =========

--  No investment held at end of period.
 0  Investment active with a carrying value or fair value of zero.
(1)  Cyclean, Inc. common share warrants are exercisable at prices ranging from $3.10 to $4.00 per share and expire on dates ranging from 03/99 to 07/02.

Marketable Equity Securities
----------------------------

At December 31, 1997, marketable equity securities had an aggregate cost of $42,251 and aggregate market values of $131,613. The net unrealized gain at December 31, 1997, did not include any gross losses. All the Partnership's marketable equity securities were sold in 1998.

3Com Corporation
----------------

In 1998, the Partnership sold its investment in the company for total proceeds of $34,285 and realized a gain of $28,121.

CLB, LLC
--------

In 1998, the Partnership purchased 903,987 LLC Units for $903,987.
The Partnership, together with an affiliated partnership, owns 100% of the company.

The Partnership has valued its investment in the company at its estimated share of proceeds that could result from a current sale or liquidation of the company. Because the company is an on going operation and not currently pursuing a sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $2,788,667 at December 31, 1998 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

Celeritek, Inc.
---------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $21,199 and realized a loss of $14,887.

Wasatch Education Systems Corporation
-------------------------------------

In February 1997, the company sold its education market net assets to Wasatch Interactive Learning Company ("WILC"), an entity formed by the company's former management team, for $1.5 million in cash and future royalties over a five-year period, while retaining ownership of the majority of its technology.

Currently, the company's operations have been limited to pursuit of additional markets for its technology, debt service and the receipt of royalty income. At December 31, 1998, the company had net current assets of $505,000(unaudited) and is expected to receive future royalties from WILC of approximately $900,000(unaudited). The Partnership has valued its investment in the company at its share of net current assets and expected future royalty payments. Because of the highly competitive educational software marketplace, no value has been assigned to the company's capitalized technology costs. Based on this valuation, the Partnership recorded a write-down of the cost basis and fair market value of its investment to $775,610 at December 31, 1998, resulting in a realized loss of $2,142,840. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $775,610 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.

7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                  For the Years Ended December 31,
                                ------------------------------------
                                  1998          1997          1996
                                --------      --------      --------
Increase in fair value from
 cost of marketable equity
 securities                   $       --        89,362      101,360
Decrease in fair value from
 cost of non-marketable equity
 securities                   (2,164,903)   (1,727,793)  (1,727,793)
                               ---------     ---------    ---------
Net unrealized fair value
 decrease from cost at end
 of year                      (2,164,903)   (1,638,431)  (1,626,433)
Net unrealized fair value
 (decrease) increase from
 cost at beginning of year    (1,638,431)   (1,626,433)     209,178
                               ---------     ---------    ---------
Change in net unrealized
 fair value of equity
 investments                  $ (526,472)      (11,998)  (1,835,611)
                               =========     =========    =========

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1998 and 1997, cash and cash equivalents consisted of:

                                               1998            1997
                                             --------        --------
Demand and brokerage accounts                $320,775           5,282
Money-market accounts                         455,202       1,700,777
                                              -------       ---------
Total                                        $775,977       1,706,059
                                              =======       =========

9.     Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 and 1996 of $190,431 and $201,820 reflect the participated costs of the following legal actions. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation.

In 1992, an affiliated partnership and a portfolio company in the retail/consumer products industry filed a lawsuit against Quebecor in the Superior Court of Guilford County, North Carolina, claiming that the affiliated partnership had the right to take possession of collateral upon foreclosure on the portfolio company, the price paid was fair and did not interfere with the Quebecor legal rights. The Partnership participated in investments to the portfolio company with the affiliated partnership. Quebecor filed a counter suit claiming otherwise and sought relief for $2.6 million, including accrued interest, legal costs and punitive damages. In March 1997, the portfolio company and the affiliated partnership obtained a favorable judgment in their appeal of a prior trial court ruling that declared the assets of the portfolio company, for a sum not certain, were available to satisfy certain claims of Quebecor. Quebecor's subsequent appeal to the North Carolina Supreme Court was denied in July 1997. Quebecor's request for a rehearing was denied, and all suits have been terminated. The Partnership is seeking to recover certain costs of this litigation.

In March 1996, an affiliated partnership filed a lawsuit in the United States District Court, Northern District of California, against Cyclean, Inc. ("Cyclean"), Ecopave, L.P. ("Ecopave"), Ecopave Corp. and Stephen M. Vance ("Vance"). The Partnership participated in the secured notes investments to Cyclean with the affiliated partnership. In January of 1997, a counter suit was filed by Ecopave and Vance against the affiliated partnership.

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $1,815,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnership's share of this deposit was $502,500. As disclosed in Note 10, the Partnership's escrowed funds were released in June 1998.

10.    Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1998, the Partnership had no unfunded commitments.

In April 1997, the Partnership together with an affiliated partnership deposited $750,000 into an escrow account as collateral for a $750,000 note payable of Ecopave. At December 31, 1997, the Partnership's share of the deposit was $502,500. In June 1998, certain assets of CLB, LLC, a portfolio company, were pledged as collateral for the Ecopave note payable, resulting in the release of the Partnership's escrowed funds. The Partnership, however, remains as a guarantor for the note payable.

In December 1997, the Partnership together with an affiliated partnership, guaranteed $50,000 of equipment financing for a portfolio company by depositing $50,000 collateral in an escrow account with the lending institution. The Partnership funded $33,500 of this deposit. If the portfolio company fails to repay the loan, the Partnership may forfeit the escrowed funds.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 1999    By:       /s/Michael Brenner
                              --------------------------------------
                                      Michael Brenner
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

 /s/Charles R. Kokesh         President, Chief       March 29, 1999
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.