Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1999-05-17
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                        (unaudited)
                                          March 31,       December 31,
                                            1999              1998
                                       -------------      ------------
ASSETS

Investments:
 Notes receivable, net
  (cost basis of $6,095,223 and
  $6,902,801 in 1999 and 1998,
  respectively)                        $ 3,669,223          4,476,801
 Equity investments (cost basis
  of $5,733,573 in 1999 and 1998)        3,568,670          3,568,670
                                        ----------         ----------

     Total investments                   7,237,893          8,045,471

Cash and cash equivalents                  154,332            775,977

Restricted cash                             33,500             33,500

Due from affiliated partnerships             4,500              4,500

Other assets                               131,072            121,952
                                        ----------         ----------

     Total assets                      $ 7,561,297          8,981,400
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    74,282             68,155
Due to related parties                     527,361          1,753,326
                                        ----------         ----------

     Total liabilities                     601,643          1,821,481

Commitments and contingencies
 (Notes 2 and 6)

Partners' capital:
 Limited Partners
  (399,977 Units outstanding)           11,749,570         11,947,832
 General Partners                         (199,013)          (197,010)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,426,000)        (2,426,000)
   Equity investments                   (2,164,903)        (2,164,903)
                                        ----------         ----------

     Total partners' capital             6,959,654          7,159,919
                                        ----------         ----------

     Total liabilities and
      partners' capital                $ 7,561,297          8,981,400
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                              1999          1998
                                            ---------     ---------
Income:
 Short-term investment interest             $  3,905        27,757
                                             -------       -------

     Total income                              3,905        27,757

Costs and expenses:
 Management fees                              35,778        51,246
 Operating expenses:
  Lending operations and investment
   management                                 49,964        81,720
  Administrative and investor
   services                                   86,960        83,639
  Computer services                           18,999        10,992
  Professional fees                           18,813        14,564
  Expenses absorbed by General
   Partners                                   (6,344)     (171,652)
                                             -------       -------

     Total operating expenses                168,392        19,263
                                             -------       -------

     Total costs and expenses                204,170        70,509
                                             -------       -------
Net realized loss                           (200,265)      (42,752)

 Change in net unrealized
  fair value of equity investments                --       (18,008)
                                             -------       -------

Net loss                                   $(200,265)      (60,760)
                                             =======       =======

Net realized loss per Unit                 $   (0.50)        (0.11)
                                             =======       =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              1999                1998
                                             ------              ------
Cash flows from operating activities:
 Interest received                       $    3,905              27,757
 Cash paid to vendors                       (62,373)            (57,750)
 Cash paid to related parties            (1,370,755)           (168,289)
                                          ---------           ---------

  Net cash used by operating activities  (1,429,223)           (198,282)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments                  --            (300,174)
 Repayments of secured notes receivable     807,578                  --
                                          ---------           ---------

  Net cash provided (used) by investing
   activities                               807,578            (300,174)
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                               (621,645)           (498,456)

Cash and restricted cash at
 beginning of year                          809,477           2,242,209
                                          ---------           ---------

Cash and restricted cash
 at March 31                             $  187,832           1,743,753
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                    For the Three Months Ended March 31,
                                    -----------------------------------
                                              1999                1998
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $  (200,265)           (60,760)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Change in net unrealized fair value of
    equity investments                           --             18,008

Changes in:
  Due to related parties                 (1,225,965)          (117,746)
  Accounts payable and accrued expenses       6,127             13,962
  Other                                      (9,120)           (51,746)
                                          ---------            -------

Net cash used by operating
 activities                             $(1,429,223)          (198,282)
                                          =========            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:


                                           1999               1998
                                         --------            --------

Management fees                        $  35,778               51,246
Reimbursable operating expenses          115,356              170,949
Expenses absorbed by General Partners     (6,344)            (171,652)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $527,361 and $1,753,326 at March 31, 1999 and December 31, 1998, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of March 31, 1999 and 1998 and expenses absorbed by the General Partners totaled $6,344 and $171,652, respectively.

3.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:

                                                         January 1 through March 31, 1999
                                                         --------------------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------
Balance at January 1, 1999                                  $6,902,801    4,476,801

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest, totaling
                                      $13,247,984             (807,578)    (807,578)
                                                             ---------    ---------
Total notes receivable at March 31, 1999                    $6,095,223    3,669,223
                                                             =========    =========


MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale. In February 1999, the Partnership received $807,578 of these proceeds. The fair market value of the remaining proceeds receivable at March 31, 1999 was $1,884,186.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the 1998 Annual Report on Form 10-K. There was no investment activity from January 1 through March 31, 1999.

5.     Cash and Cash Equivalents
       -------------------------

At March 31, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                               1999            1998
                                             ---------      ---------

Demand and brokerage accounts               $    8,087        320,775
Money-market accounts                          146,245        455,202
                                             ---------      ---------

         Total                              $  154,332        775,977
                                             =========      =========

6.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1999, the Partnership had no unfunded commitments.

The Partnership, together with an affiliated partnership, guaranteed a note payable of a portfolio company. The Partnership's share of the guarantee is $502,500.

In December 1997, the Partnership, together with an affiliated partnership, guaranteed equipment financing for a portfolio company by depositing $50,000 collateral in an escrow account with the lending institution. The Partnership funded $33,500 of this deposit. If the portfolio company fails to repay the loan, the Partnership may lose the escrowed funds.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $1,429,223. The Partnership paid management fees of $35,778 to the Managing General Partner and reimbursed related parties for operating expenses of $1,334,977. Other operating expenses of $62,373 were paid. Interest income of $3,905 was received.

During the three months ended March 31, 1999, the Partnership received $807,578 in secured notes receivable repayments.

Cash and restricted cash at March 31, 1999 were $187,832. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, future investment sale proceeds, interest income received on short-term investments and repayments of secured notes receivable are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $200,265 and $60,760 for the quarters ended March 31, 1999 and 1998, respectively. The increase in net loss was substantially due to an increase in operating expenses of $149,129 and a decrease in total income of $23,852, partially, offset by an $18,008 increase in the change in net unrealized fair value of equity investments and a $15,468 decrease in management fees.

Total operating expenses were $168,392 and $19,263 for the quarters ended March 31, 1999 and 1998, respectively. As explained in Note 2 to the financial statements, the General Partners absorbed expenses of $6,344 and $171,652, respectively, for the three months ended March 31, 1999 and 1998. The decrease in operating expenses absorbed by the General Partners in the current quarter is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, total operating expenses for the first quarter of 1999 and 1998 would have been $174,736 and $190,915, respectively. This decrease is primarily attributable to decreased investment monitoring activity.

Total income was $3,905 and $27,757 for the quarters ended March 31, 1999 and 1998, respectively. The decrease was primarily due to lower cash and cash equivalents balances.

Total management fees were $35,778 and $51,246 for the quarters ended March 31, 1999 and 1998, respectively. The decrease was due to a decrease in assets under management.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 14, 1999       By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller