Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1999-08-16
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                                        (unaudited)
                                          June 30,        December 31,
                                            1999              1998
                                       -------------      ------------
ASSETS

Investments:
 Notes receivable, net
  (cost basis of $6,095,223 and
  $6,902,801 in 1999 and 1998,
  respectively)                        $ 3,669,223          4,476,801
 Equity investments (cost basis
  of $5,733,573 in 1999 and 1998)        3,494,550          3,568,670
                                        ----------         ----------

     Total investments                   7,163,773          8,045,471

Cash and cash equivalents                    8,695            775,977

Restricted cash                             33,500             33,500

Due from affiliated partnerships             4,500              4,500

Other assets                               135,677            121,952
                                        ----------         ----------

     Total assets                      $ 7,346,145          8,981,400
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $    73,132             68,155
Due to related parties                     293,942          1,753,326
Note payable to related party              300,000                 --
                                        ----------         ----------

     Total liabilities                     667,074          1,821,481

Commitments, contingencies and
 subsequent event
 (Notes 3, 7 and 8)

Partners' capital:
 Limited Partners
  (399,977 Units outstanding)           11,545,171         11,947,832
 General Partners                         (201,077)          (197,010)
 Net unrealized fair value decrease
   from cost:
   Secured notes receivable             (2,426,000)        (2,426,000)
   Equity investments                   (2,239,023)        (2,164,903)
                                        ----------         ----------

     Total partners' capital             6,679,071          7,159,919
                                        ----------         ----------

     Total liabilities and
      partners' capital                $ 7,346,145          8,981,400
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                    For the Three               For the Six
                                                     Months Ended               Months Ended
                                                       June 30,                   June 30,
                                              -------------------------    -----------------------
                                                  1999          1998          1999           1998
                                                  ----          ----          ----           ----
Income:
 Short-term investment interest                $     693         6,669         4,598         34,426
                                                 -------       -------       -------        -------
    Total income                                     693         6,669         4,598         34,426

Costs and expenses:
 Management fees                                  34,776        50,943        70,554        102,189
 Operating expenses:
  Lending operations and investment management    47,084        18,310        97,048        100,030
  Administrative and investor services           106,778        75,679       193,738        159,318
  Computer services                               19,998         1,944        38,997         12,936
  Professional fees                               37,569        10,779        56,382         25,343
  Expenses absorbed by General Partners          (39,049)      (39,324)      (45,393)      (210,976)
                                                 -------       -------       -------        -------
    Total operating expenses                     172,380        67,388       340,772         86,651
                                                 -------       -------       -------        -------
    Total costs and expenses                     207,156       118,331       411,326        188,840
                                                 -------       -------       -------        -------
Net realized loss                               (206,463)     (111,662)     (406,728)      (154,414)

 Change in net unrealized fair
  value of equity investments                    (74,120)      (37,205)      (74,120)       (55,213)
                                                 -------       -------       -------        -------
Net loss                                       $(280,583)     (148,867)     (480,848)      (209,627)
                                                 =======       =======       =======        =======
Net realized loss per Unit                     $   (0.51)        (0.28)        (1.01)         (0.38)
                                                 =======       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                              1999                1998
                                             ------              ------
Cash flows from operating activities:
 Interest received                       $    4,598              34,426
 Cash paid to vendors                      (155,006)           (112,403)
 Cash paid to related parties            (1,724,452)           (109,408)
                                          ---------           ---------

  Net cash used by operating activities  (1,874,860)           (187,385)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments                  --            (901,487)
 Repayments of secured notes receivable     807,578                  --
                                          ---------           ---------
  Net cash provided (used) by investing
   activities                               807,578            (901,487)
                                          ---------           ---------

Cash flows from financing activities:
 Proceeds from note payable to
  related party                             300,000                  --
                                          ---------           ---------
  Net cash provided by financing
   activities                               300,000                  --
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                               (767,282)         (1,088,872)

Cash and restricted cash at
 beginning of year                          809,477           2,242,209
                                          ---------           ---------

Cash and restricted cash
 at June 30                              $   42,195           1,153,337
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                              1999                1998
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $  (480,848)          (209,627)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Change in net unrealized fair value of
    equity investments                       74,120             55,213

Changes in:
  Due to related parties                 (1,459,384)            38,107
  Accounts payable and accrued expenses       4,977             (1,851)
  Other                                     (13,725)           (69,227)
                                          ---------            -------

Net cash used by operating
 activities                             $(1,874,860)          (187,385)
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

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partner expects that cash received from liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partner to fund operations if future proceeds are not received timely. The Managing General Partner has committed to this support in the form of short-term cash advances.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:


                                           1999               1998
                                         --------            --------

Management fees                        $  70,554              102,189
Reimbursable operating expenses          239,907              256,302
Expenses absorbed by General Partners    (45,393)            (210,976)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $293,942 and $1,753,326 at June 30, 1999 and December 31, 1998, respectively

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of June 30, 1999 and 1998 and expenses absorbed by the General Partners totaled $45,393 and $210,976, respectively.

4.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:

                                                          January 1 through June 30, 1999
                                                          -------------------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------
Balance at January 1, 1999                                  $6,902,801    4,476,801

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (807,578)    (807,578)
                                                             ---------    ---------
Total notes receivable at June 30, 1999                     $6,095,223    3,669,223
                                                             =========    =========

MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries.  The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale.  In February 1999, the Partnership received $807,578 of these proceeds.  The fair market value of the remaining proceeds receivable at
June 30, 1999 was $1,884,186 (see Note 7).

During the quarter, the company purchased $3,000,000 in senior secured convertible debentures of
Sutmyn Storage Corporation, a company in the computer industry.


5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999 consisted of:


                                                          January 1 through June 30, 1999
                                                          -------------------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------
Balance at January 1, 1999                                  $5,733,573    3,568,670

1999 activity:

Computer Software and Systems
-----------------------------
Wasatch Education         06/95       2,908,450 Series C
 Systems Corporation                  Preferred shares               0      (69,726)

Other changes, net                                                           (4,394)
                                                             ---------    ---------
Total equity investments at June 30, 1999                   $5,733,573    3,494,550
                                                             =========    =========


Wasatch Education Systems Corporation
-------------------------------------

In June 1999, the Partnership recorded a $69,726 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.



6.     Cash and Cash Equivalents
       -------------------------

At June 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                               1999            1998
                                             ---------      ---------

Demand and brokerage accounts                 $6,887         320,775
Money-market accounts                          1,808         455,202
                                               -----         -------

         Total                                $8,695         775,977
                                               =====         =======

7.      Note Payable to Related Party
       -----------------------------

On June 28, 1999, the Partnership borrowed $300,000 from MARCorp, a portfolio company of the Partnership, under an unsecured promissory note. An affiliated partnership owns more than 80% of MARCorp. The note bears interest at 9% and both principal and interest are payable on June 15, 2000. The terms of the note require that the note be repaid prior to any distributions to partners (see Note 4).

On August 10, 1999, the Partnership borrowed an additional $275,000 from MARCorp on similar terms.

8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1999, the Partnership had no unfunded commitments.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $1,874,860. The Partnership paid management fees of $70,554 to the Managing General Partner and reimbursed related parties for operating expenses of $1,653,898. Other operating expenses of $155,006 were paid. Interest income of $4,598 was received.

During the six months ended June 30, 1999, the Partnership received $807,578 in secured notes receivable repayments and borrowed $300,000 from a portfolio company.

Cash and restricted cash at June 30, 1999 were $42,195. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, repayments of secured notes receivable, and the Managing General Partners' support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $280,583 and $148,867 for the quarters ended June 30, 1999 and 1998, respectively. The increase in net loss was substantially due to an increase in operating expenses of $104,992 and a $36,915 decrease in net unrealized fair value of equity investments.

Total operating expenses were $172,380 and $67,388 for the quarters ended June 30, 1999 and 1998, respectively. As explained in Note 3 to the financial statements, the General Partners absorbed expenses of $39,049 and $39,324, respectively, for the quarters ended June 30, 1999 and 1998. Had the limitation not been in effect, total operating expenses for the second quarter of 1999 and 1998 would have been $211,429 and $106,712, respectively. This increase is primarily attributable to increased investment monitoring activity, professional fees, and computer service costs.

The $74,120 decrease in the net unrealized fair value of equity investments in the quarter ended June 30, 1999, primarily related to a company in the computer systems and software industry. The $37,205 decrease in the net unrealized fair value of equity investments during the quarter ended June 30, 1998 primarily related to decreases in the microelectronics industry.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net losses totaled $480,848 and $209,627 for the six months ended June 30, 1999 and 1998, respectively. The increased loss was primarily due to a $254,121 increase in operating expenses and a $29,828 decrease in interest income, partially offset by a $31,635 decrease in management fees and an $18,907 decrease in net unrealized fair value of investments.

Total operating expenses were $340,772 and $86,651 for the six months ended June 30, 1999 and 1998, respectively. As explained in Note 3 to the financial statements, the General Partners absorbed $45,393 and $210,976, respectively, for the six months ended June 30, 1999 and 1998. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, total operating expenses for 1999 and 1998 would have been $386,165 and $297,627, respectively. The increase is attributable to increased investor relations and administrative overhead costs, professional fees and computer service costs.

Interest income was $4,598 and $34,426 for the six months ended June 30, 1999 and 1998, respectively. The decrease in 1999 was due to the Partnership's decreased cash and cash equivalents balance.

Total management fees were $70,554 and $102,189 for the six months ended June 30, 1999 and 1998, respectively. The decrease in 1999 was due to a decrease in assets under management.

The $74,120 decrease in the net unrealized fair value of equity investments during the six months ended June 30, 1999, primarily related to a portfolio company in the computer systems and software industry. The Partnership recorded a decrease in investment fair value of $55,213 for the six months ended June 30, 1998, primarily due to decreases in the microelectronics industry.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 13, 1999    By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller