Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 1999-11-15
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                       September 30,       December 31,
                                           1999               1998
                                       ------------        -----------
ASSETS

Investments:
 Notes receivable, net
  (cost basis of $6,095,223 and
  $6,902,801 in 1999 and 1998,
  respectively)                        $ 3,669,223          4,476,801
 Equity investments (cost basis
  of $5,733,573 in 1999 and 1998)        3,494,550          3,568,670
                                        ----------         ----------

     Total investments                   7,163,773          8,045,471

Cash and cash equivalents                    7,701            775,977

Restricted cash                             33,500             33,500

Due from affiliated partnerships             6,129              4,500

Other assets                               135,914            121,952
                                        ----------         ----------

     Total assets                      $ 7,347,017          8,981,400
                                        ==========         ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   104,040             68,155
Due to related parties                     195,084          1,753,326
Note payable to related party              584,862                 --
                                        ----------         ----------

     Total liabilities                     883,986          1,821,481

Commitments, contingencies and
 subsequent event
 (Notes 3, 7 and 8)

Partners' capital:
 Limited Partners
  (399,977 Units outstanding)           11,331,292         11,947,832
 General Partners                         (203,238)          (197,010)
 Net unrealized fair value decrease
   from cost:
   Notes receivable                     (2,426,000)        (2,426,000)
   Equity investments                   (2,239,023)        (2,164,903)
                                        ----------         ----------

     Total partners' capital             6,463,031          7,159,919
                                        ----------         ----------

     Total liabilities and
      partners' capital                $ 7,347,017          8,981,400
                                        ==========         ==========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                       For the Three               For the Nine
                                                       Months Ended                Months Ended
                                                       September 30,               September 30,
                                                   --------------------        ---------------------
                                                    1999          1998          1999           1998
                                                    ----          ----          ----           ----
Income:
 Short-term investment interest                $     408        11,893         5,006         46,319
                                                 -------       -------       -------        -------
    Total income                                     408        11,893         5,006         46,319

Costs and expenses:
 Management fees                                  33,396        50,797       103,950        152,986
 Operating expenses:
  Lending operations and investment management    40,230        68,659       137,278        168,689
  Administrative and investor services            92,225       175,199       285,963        334,517
  Computer services                               25,087        17,404        64,084         30,340
  Professional fees                               15,648        14,484        72,030         39,827
  Expenses absorbed by General Partners               --            --       (45,393)      (210,976)
  Interest expense                                 9,862            --         9,862             --
                                                 -------       -------       -------        -------
    Total operating expenses                     183,052       275,746       523,824        362,397
                                                 -------       -------       -------        -------
    Total costs and expenses                     216,448       326,543       627,774        515,383
                                                 -------       -------       -------        -------
Net operating loss                              (216,040)     (314,650)     (622,768)      (469,064)

    Net realized gain from sales of equity
     investments                                      --        13,734            --         13,734
                                                 -------       -------       -------        -------
Net realized loss                               (216,040)     (300,916)     (622,768)      (455,330)


 Change in net unrealized fair
  value of equity investments                         --       (34,150)      (74,120)       (89,363)
                                                 -------       -------       -------        -------
Net loss                                       $(216,040)     (335,066)     (696,888)      (544,693)
                                                 =======       =======       =======        =======
Net realized loss per Unit                     $   (0.53)        (0.74)        (1.54)         (1.13)
                                                 =======       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                             --------------------------
                                              1999                1998
                                             ------              ------
Cash flows from operating activities:
 Interest received                       $    5,006              46,319
 Cash paid to vendors                      (202,965)           (163,941)
 Cash paid to related parties            (1,962,757)           (314,253)
                                          ---------           ---------

  Net cash used by operating activities  (2,160,716)           (431,875)
                                          ---------           ---------

Cash flows from investing activities:
 Purchase of equity investments                  --            (901,487)
 Repayments of secured notes receivable     807,578                  --
 Proceeds from sales of equity
  investments                                    --              55,984
                                          ---------           ---------
  Net cash provided (used) by investing
   activities                               807,578            (845,503)
                                          ---------           ---------

Cash flows from financing activities:
 Proceeds from note payable to
  related party                             584,862                  --
                                          ---------           ---------
  Net cash provided by financing
   activities                               584,862                  --
                                          ---------           ---------

Net decrease in cash and cash
 equivalents                               (768,276)         (1,277,378)

Cash and restricted cash at
 beginning of year                          809,477           2,242,209
                                          ---------           ---------

Cash and restricted cash
 at September 30                         $   41,201             964,831
                                          =========           =========

See accompanying notes to financial statements.

-----------------------------------------------


                                                For the Nine Months
                                                Ended September 30,
                                             --------------------------
                                              1999                1998
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $  (696,888)          (544,693)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Net realized gain from sales of equity
   investments                                   --            (13,734)
  Change in net unrealized fair value of
   equity investments                        74,120             89,363

Changes in:
  Due to related parties                 (1,558,242)           123,494
  Accounts payable and accrued expenses      35,885                720
  Other                                     (15,591)           (87,025)
                                          ---------            -------

Net cash used by operating
 activities                             $(2,160,716)          (431,875)
                                          =========            =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:


                                           1999               1998
                                         --------            --------

Management fees                        $ 103,950              152,986
Reimbursable operating expenses          344,329              495,737
Expenses absorbed by General Partners    (45,393)            (210,976)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $162,690 and $1,753,326 at September 30, 1999 and December 31, 1998, respectively

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of September 30, 1999 and 1998 and expenses absorbed by the General Partners totaled $45,393 and $210,976, respectively.

At September 30, 1999 and December 31, 1998, management fees payable were $32,394 and $0, respectively.

In 1999, the Managing General Partner entered into a sublease rental agreement with a Partnership portfolio company in the computers and computer equipment industry. The terms of this agreement are similar to those which would apply to an unrelated party.


4.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:

                                                                January 1 through
                                                                September 30, 1999
                                                               --------------------
                         Investment                             Cost         Fair
Industry/Company           Date           Position              Basis        Value
----------------        ----------        --------             --------     -------
Balance at January 1, 1999                                  $6,902,801    4,476,801

1999 activity:

Computers and Computer Equipment
--------------------------------
MARCorp                   12/89-      Secured notes
                          02/93       receivable, plus
                                      interest                (807,578)    (807,578)
                                                             ---------    ---------
Total notes receivable at September 30, 1999                $6,095,223    3,669,223
                                                             =========    =========

MARCorp
-------

In 1998, the company entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries.  The Partnership has valued its secured notes receivable investment in the company at its expected share of the proceeds from this sale.  In February 1999, the Partnership received $807,578 of these proceeds.  The fair market value of the remaining proceeds receivable at
September 30, 1999 was $1,884,186.  (See Note 7.)

During 1999, the company purchased $3,000,000 in senior secured convertible debentures of Sutmyn
Storage Corporation, a company in the computer industry.


5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is included in the
1998 Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999 consisted of:


                                                               January 1 through
                                                               September 30, 1999
                                                              ---------------------
                         Investment                            Cost          Fair
Industry/Company           Date           Position             Basis         Value
----------------        ----------        --------            -------       -------
Balance at January 1, 1999                                  $5,733,573    3,568,670

1999 activity:

Computer Software and Systems
-----------------------------
Wasatch Education         06/95       2,908,450 Series C
 Systems Corporation                  Preferred shares               0      (69,726)

Other changes, net                                                   0       (4,394)
                                                             ---------    ---------
Total equity investments at September 30, 1999              $5,733,573    3,494,550
                                                             =========    =========


Wasatch Education Systems Corporation
-------------------------------------

In June 1999, the Partnership recorded a $69,726 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.



6.     Cash and Cash Equivalents
       -------------------------

At September 30, 1999, and December 31, 1998, cash and cash equivalents consisted of:

                                               1999            1998
                                             ---------      ---------

Demand and brokerage accounts                 $5,978         320,775
Money-market accounts                          1,723         455,202
                                               -----         -------

         Total                                $7,701         775,977
                                               =====         =======

7.      Note Payable to Related Party
       -----------------------------

On June 28, 1999, the Partnership borrowed $300,000 from MARCorp, a portfolio company of the Partnership, under an unsecured promissory note. An affiliated partnership owns more than 80% of MARCorp. The note bears interest at 9% and both principal and interest are payable on June 15, 2000. The terms of the note require that the note be repaid prior to any distributions to partners. (See Note 4.)

On August 10, 1999, the Partnership borrowed an additional $275,000 from MARCorp on similar terms. On October 28, 1999, the Partnership repaid this amount to MARCorp.

8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1999, the Partnership had no unfunded commitments.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $2,160,716. The Partnership paid management fees of $71,556 to the Managing General Partner and reimbursed related parties for operating expenses of $1,891,201. Other operating expenses of $202,965 were paid. Interest income of $5,006 was received.

During the nine months ended September 30, 1999, the Partnership received $807,578 in secured notes receivable repayments and borrowed $575,000 from a portfolio company.

Cash and restricted cash at September 30, 1999 were $41,201. Future distributions will be dependent upon loan repayments from borrowing companies, future proceeds from equity investment sales and available cash. Operating cash reserves, repayments of secured notes receivable, and the Managing General Partners' support are expected to be sufficient to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $216,040 and $335,066 for the quarters ended September 30, 1999 and 1998, respectively. The improvement was substantially due to a decrease in operating expenses of $92,694 and a $34,150 increase in net unrealized fair value of equity investments.

Total operating expenses were $183,052 and $275,746 for the quarters ended September 30, 1999 and 1998, respectively. This decrease is primarily attributable to decreased administrative overhead and investment monitoring activity, partially offset by increased computer service costs.

The $34,150 decrease in the net unrealized fair value of equity investments in the quarter ended September 30, 1998 primarily related to sales of investments. There was no change in the fair value of equity investments in the current period of 1999.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net losses totaled $696,888 and $544,693 for the nine months ended September 30, 1999 and 1998, respectively. The increased loss was primarily due to a $161,427 increase in operating expenses and a $41,313 decrease in interest income, partially offset by a $49,036 decrease in management fees.

Total operating expenses were $523,824 and $362,397 for the nine months ended September 30, 1999 and 1998, respectively. As explained in Note 3 to the financial statements, the General Partners absorbed $45,393 and $210,976, respectively, for the nine months ended September 30, 1999 and 1998. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, total operating expenses for 1999 and 1998 would have been $569,217 and $573,373, respectively.

Interest income was $5,006 and $46,319 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was due to the decrease in cash and cash equivalent balances.

Total management fees were $103,950 and $152,986 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in 1999 was due to a decrease in assets under management.

YEAR 2000
---------
Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  November 12, 1999  By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Controller