Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 2000-03-30
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                  For The Year Ended December 31, 1999

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1999.

                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Units.

(b)  At December 31, 1999, there were 5,211 record holders of
Units.

(c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and as of December 31,
                                        ------------------------------------------------------------
                                         1999         1998         1997         1996          1995
                                        ------       ------       ------       ------        ------

Total income                       $     5,438       53,100      184,836      512,955     1,589,346
Net operating (loss) income           (734,152)  (2,288,674)    (629,279)    (322,541)      729,824
Net realized gain from sales
 of equity investments                      --       13,234      246,049      106,823     2,454,187
Realized losses from
 investment write-downs                     --   (2,142,840)          --     (125,099)   (4,508,628)
Recoveries from investments
 previously written-off                     --      185,174        9,497      103,807            --
Net realized loss                     (734,152)  (4,233,106)    (373,733)    (237,010)   (1,324,617)
Change in net unrealized
  fair value:
 Equity investments                 (1,812,107)    (526,472)     (11,998)  (1,835,611)    2,786,658
 Notes receivable                     (608,000)   1,666,000      (15,000)     (49,000)     (212,000)
Net (loss) income                   (3,154,259)  (3,093,578)    (400,731)  (2,121,621)    1,250,041
Net (loss) income per Unit (1)           (7.81)       (7.66)       (0.99)       (5.25)         2.65
Total assets                         5,005,817    8,981,400   10,315,265   11,006,297    13,586,829
Distributions declared                      --           --           --           --       391,777
Distributions declared
 per Unit (2)                               --           --           --           --          0.91

(1) See Notes 1 and 4 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         Liquidity and Capital Resources
         -------------------------------

In 1999, net cash used by operating activities totaled $1,874,621. The Partnership paid management fees of $71,556 to the Managing General Partner and reimbursed related parties for operating expenses of $1,583,674. Cash paid to affiliated partnerships totaled $1,629. Other operating expenses of $223,200 were paid and interest income received was $5,438.

During 1999, the Partnership received $807,578 in secured notes receivable repayments and borrowed $575,000 from a portfolio company in the computer and computer equipment industry, $275,000 of which was repaid prior to December 31, 1999.

Cash and cash equivalents at December 31, 1999, were $8,934. The Partnership is scheduled to terminate on December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to extend the term of the Partnership.

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender would require the remaining Partnership investment be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in these financial statements.

Results of Operations
---------------------

1999 compared to 1998
---------------------

Net losses were $3,154,259 and $3,093,578 for the years ended
December 31, 1999 and 1998, respectively.

The Partnership recorded decreases in the change in fair value of equity investments of $1,812,107 and $526,472 in 1999 and 1998, respectively. The 1999 decrease was due to decreases in the valuations of the Cyclean entities and Wasatch Education Systems Corporation. The 1998 decrease was primarily comprised of a decrease in the fair value of a portfolio company in the industrial/business automation industry, partially offset by an increase resulting from the realization of the loss from the write-down of Wasatch.

In 1999, the Partnership recorded a $608,000 decrease in the fair value of notes receivable, as compared to a $1,666,000 increase in 1998. These changes were due to changes in expected loan repayments based on the financial conditions of the borrowing companies.

There were no investment write-downs in 1999. Realized losses from investment write-downs totaled $2,142,840 in 1998 and resulted from the write-down of equity investments in Wasatch Education Systems Corporation.

Total operating expenses were $603,324 and $2,140,266 in 1999 and 1998, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for certain operating expenses that aggregate more than one percent of total Limited Partner capital contributions. This limitation is calculated over an operating year beginning May 1. As a result, operating expenses of $45,393 and $339,591 were absorbed by the General Partners in 1999 and 1998, respectively. During 1998, it was determined that certain operational costs, primarily rent and professional fees, paid directly by the Partnership were not subject to the general partner expense limitation. Consequently, $1,735,002 of direct partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses in 1998. Also disclosed in
Note 3, the Managing General Partner re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged $134,141 of additional operating expenses in 1998 which related to prior years. Had the limitation not been in effect and had the additional expense been recorded in prior years, total operating expenses would have been $648,717 and $610,714 for 1999 and 1998, respectively.

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


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred management fees of $136,266. The management fees are designed to compensate the General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the General Partners in performing their obligations to the Partnership.


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

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

(a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

Independent Auditors' Report
Balance Sheets as of December 31, 1999
 and 1998
Statements of Operations for the years ended
 December 31, 1999, 1998 and 1997
Statements of Partners' Capital for
 the years ended December 31, 1999, 1998
 and 1997
Statements of Cash Flows for the years
 ended December 31, 1999, 1998 and 1997
Notes to Financial Statements

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

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

(c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
The Partners
Technology Funding Secured Investors III,
An Income And Growth Partnership, L.P.:

We have audited the accompanying balance sheets of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P. (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended
December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain loans and securities owned, by correspondence with the individual borrowing and investee companies, and a physical examination of securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Secured Investors III, An Income And Growth Partnership, L.P., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 2 to the financial statements, the Partnership has suffered recurring losses from operations and has primarily illiquid assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Albuquerque, New Mexico                                    /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                December 31,
                                        -----------------------------
                                          1999                 1998
                                        --------             --------
ASSETS

Investments:
 Notes receivable, net (cost basis
  of $6,095,223 and $6,902,801 in
  1999 and 1998, respectively)         $3,061,223           4,476,801
 Equity investments (cost basis
  of $5,733,573)                        1,756,563           3,568,670
                                        ---------           ---------
     Total investments                  4,817,786           8,045,471

Cash and cash equivalents                   8,934             775,977
Restricted cash                            33,500              33,500
Due from affiliated partnerships            6,129               4,500
Other assets                              139,468             121,952
                                        ---------           ---------
     Total assets                      $5,005,817           8,981,400
                                        =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses  $   70,587              68,155
Due to related parties                    610,100           1,753,326
Related party note payable
 (includes accrued interest
 of $19,470)                              319,470                  --
                                        ---------           ---------
     Total liabilities                  1,000,157           1,821,481

Commitments, contingencies and
 subsequent events
(Notes 2, 3, 5, 9, and 11)

Partners' capital
 (399,977 Limited Partner Units
  outstanding)                          4,005,660           7,159,919
                                        ---------           ---------
     Total liabilities and
      partners' capital                $5,005,817           8,981,400
                                        =========           =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                      For the Years Ended December 31,
                                      --------------------------------
                                          1999       1998      1997
                                      --------------------------------
Income:
 Notes receivable interest            $        --         --    11,497
 Short-term investment interest             5,438     53,100   173,339
                                        ---------  ---------   -------
     Total income                           5,438     53,100   184,836

Costs and expenses:
 Management fees                          136,266    201,508   200,100
 Other investment expenses                     --         --   190,431
 Operating expenses:
  Lending operations and investment
   management                             123,427    211,963   159,253
  Administrative and investor services    339,257    410,499   281,005
  Computer services                        86,857     48,364    68,107
  Professional fees                        79,706     74,029    47,101
  Expenses absorbed by General Partners   (45,393)  (339,591) (131,882)
  Interest expense                         19,470         --        --
  Expenses absorbed by General
   Partners in prior years                     --  1,735,002        --
                                        ---------  ---------   -------
     Total operating expenses             603,324  2,140,266   423,584
                                        ---------  ---------   -------
     Total costs and expenses             739,590  2,341,774   814,115
                                        ---------  ---------   -------
Net operating loss                       (734,152)(2,288,674) (629,279)

 Net realized gain from sales
  of equity investments                        --     13,234   246,049
 Realized losses from
  investment write-downs                       -- (2,142,840)       --
 Recoveries from investments
  previously written off                       --    185,174     9,497
                                        ---------  ---------   -------
Net realized loss                        (734,152)(4,233,106) (373,733)

Change in net unrealized fair value:
  Equity investments                   (1,812,107)  (526,472)  (11,998)
  Notes receivable                       (608,000) 1,666,000   (15,000)
                                        ---------  ---------   -------
Net loss                              $(3,154,259)(3,093,578) (400,731)
                                        =========  =========   =======
Net loss per Unit                     $     (7.81)     (7.66)    (0.99)
                                        =========  =========   =======

See accompanying notes to financial statements

STATEMENTS OF PARTNERS' CAPITAL
------------------------------

For the years ended December 31, 1999, 1998, and 1997:


                              Reclassified-(see Note 1)
                              ------------------------
                               Limited       General
                               Partners      Partners         Total
                               --------      --------         -----
Partners' capital,
  December 31, 1996         $10,691,406      (37,178)    10,654,228

Net loss                       (396,724)      (4,007)      (400,731)
                             ----------      -------     ----------
Partners' capital,
  December 31, 1997          10,294,682      (41,185)    10,253,497

Net loss                     (3,062,642)     (30,936)    (3,093,578)
                             ----------      -------     ----------
Partners' capital,
  December 31, 1998           7,232,040      (72,121)     7,159,919

Net loss                     (3,122,716)     (31,543)    (3,154,259)
                             ----------      -------     ----------
Partners' capital,
  December 31, 1999         $ 4,109,324     (103,664)     4,005,660
                             ==========      =======     ==========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                     ---------------------------------
                                       1999        1998         1997
                                     --------    --------     --------

Cash flows from operating
  activities:
 Interest received                 $    5,438     53,100      184,836
 Cash paid to vendors                (223,200)  (194,347)    (577,796)
 Cash paid to related parties      (1,655,230)  (378,156)    (655,937)
 Cash paid to affiliated
  partnerships                         (1,629)        --       (4,500)
 Reimbursement of collection
  expenses received from
  portfolio companies                      --         --       16,120
                                    ---------  ---------    ---------
    Net cash used by operating
     activities                    (1,874,621)  (519,403)  (1,037,277)
                                    ---------  ---------    ---------

Cash flows from investing
  activities:
 Purchase of equity investments            --   (903,987)  (3,786,014)
 Notes receivable issued                   --   (250,000)    (325,513)
 Repayments of notes receivable       807,578         --        4,989
 Proceeds from sales of equity
  investments                              --     55,484      319,294
 Recoveries from investments
  previously written off                   --    185,174        9,497
 Payments from restricted cash             --    502,650      106,545
                                    ---------  ---------    ---------
    Net cash provided (used) by
     investing activities             807,578   (410,679)  (3,671,202)
                                    ---------  ---------    ---------
Cash flows from financing
  activities:
 Proceeds from related party
  borrowings                          575,000         --           --
 Repayments of related party
  borrowings                         (275,000)        --           --
                                    ---------  ---------    ---------
    Net cash provided by
     financing activities             300,000         --           --
                                    ---------  ---------    ---------
Net decrease in cash and cash
  equivalents                        (767,043)  (930,082)  (4,708,479)

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

                                      For the Years Ended December 31,
                                     ---------------------------------
                                       1999        1998         1997
                                     --------    --------     --------
Cash and cash equivalents at
 beginning of year                    775,977  1,706,059    6,414,538
                                    ---------  ---------    ---------
Cash and cash equivalents at
 end of year                      $     8,934    775,977    1,706,059
                                    =========  =========    =========
Reconciliation of net loss to net
 cash used by operating
 activities:

Net loss                          $(3,154,259)(3,093,578)    (400,731)

Adjustments to reconcile net
 loss to net cash used by
 operating activities:
 Net realized gain from sales of
  equity investments                       --    (13,234)    (246,049)
 Realized losses from investment
  write-downs                              --  2,142,840           --
 Recoveries from investments
  previously written off                   --   (185,174)      (9,497)
 Change in net unrealized
  fair value:
   Equity investments               1,812,107    526,472       11,998
   Notes receivable                   608,000 (1,666,000)      15,000
Changes in:
  Accounts payable and accrued
   expenses                            21,902      6,387     (248,042)
  Due to/from related parties      (1,143,226) 1,852,174     (137,785)
  Other assets                        (17,516)   (89,290)     (14,349)
  Other, net                           (1,629)        --       (7,822)
                                    ---------  ---------    ---------
Net cash used by operating
 activities                       $(1,874,621)  (519,403)  (1,037,277)
                                    =========  =========    =========

Non-cash investing activities:

Conversion of other investments
 to notes receivable              $        --         --       10,000
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

The Partnership commenced selling units of limited partnership interest ("Units") on April 13, 1989. On May 2, 1989, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The Partnership completed the offering of the Units of limited partnership interest on March 15, 1991. The offering terminated with 399,977 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 1998, unless further extended. In April 1998, the General Partners exercised their right and extended the term of the Partnership to December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership agreement. The General Partners expect to extend the term of the Partnership.

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

Partners' Capital Reclassification
----------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 4 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 4) to partners' capital accounts and, as a result, may change the timing of any distributions allowable under the Partnership Agreement.

The allocations of the net unrealized fair value decrease reclassified in prior periods are as follows:

                                                                     Net Unrealized
                                                                       Fair Value
                                                                      Decrease From
                                            Limited     General          Cost of
                                            Partners    Partners       Investments        Total
                                            --------    --------    -----------------     -----
Partners' capital, December 31, 1996,
 before reclassification                 $16,508,603    (150,942)       (5,703,433)   10,654,228
Allocation of net unrealized fair value
 decrease from cost                       (5,817,197)    113,764         5,703,433            --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1996,
 as reclassified                         $10,691,406     (37,178)               --    10,654,228
                                          ==========     =======         =========    ==========

Partners' capital, December 31, 1997,
 before reclassification                 $16,138,607    (154,679)       (5,730,431)   10,253,497
Allocation of net unrealized fair value
 decrease from cost                       (5,843,925)    113,494         5,730,431            --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1997,
 as reclassified                         $10,294,682     (41,185)               --    10,253,497
                                          ==========     =======         =========    ==========

Partners' capital, December 31, 1998,
 before reclassification                 $11,947,832    (197,010)       (4,590,903)    7,159,919
Allocation of net unrealized fair value
 decrease from cost                       (4,715,792)    124,889         4,590,903            --
                                          ----------     -------         ---------    ----------
Partners' capital, December 31, 1998,
 as reclassified                         $ 7,232,040     (72,121)               --     7,159,919
                                          ==========     =======         =========    ==========

The reclassifications of the change in net unrealized fair value of investments for prior periods are as follows:

                                             Limited        General
                                             Partners       Partners         Total
                                             --------       --------         -----

For the Year Ended December 31, 1997       $  (26,728)          (270)        (26,998)
For the Year Ended December 31, 1998        1,128,133         11,395       1,139,528





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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. There were no investments valued under this method at December 31, 1999 or 1998.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partner in the absence of readily ascertainable market values. Equity investments valued under this method were $1,756,563 and $3,568,670 at December 31, 1999 and 1998, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Net Income (Loss) Per Unit
-----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See Partners' Capital Reclassification discussion above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.) Net income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 399,977 for the years ended December 31, 1999, 1998 and 1997, into total net income
(loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The Partnership's total tax basis in investments was lower than the reported total cost basis of $11,828,796 by $419,805.

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

2.  Financing Partnership Operations
   --------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue the financing of the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership. The General Partners may attempt to secure third party financing to continue operations using the collateral value of the Partnership's remaining investments. It is likely that a potential lender will require the remaining Partnership investments be appraised by an independent third party, specifically to assess their value as readily liquid collateral prior to any financing. The collateral values determined by a lender may differ significantly from the investment fair value reflected in these financial statements.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. For the years ended December 31, 1999, 1998 and 1997, related party costs were as follows:

                                           1999      1998      1997
                                          ------    ------    ------
Management fees                         $ 136,266   201,508   200,100
Reimbursable operating expenses:
  Lending operations and investment
   management                             122,799   201,348   173,675
  Administrative and investor services    211,475   383,699   215,417
  Computer services                        86,857    48,364    60,842
  Expenses absorbed by General Partners   (45,393) (339,591) (131,882)
Expenses previously absorbed by General
  Partners                                     -- 1,735,002        --

Management fees are equal to the greater of one-half of one percent of the Partnership's assets under management or $2,500 each quarter. Management fees compensate the General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation, management, and progress of Partnership loans to borrowing companies and its portfolio of warrants and capital stock of borrowing companies, as well as for the general administration of the Partnership. Management fees are only paid to the extent that the aggregate amount of all proceeds (including those from warrants exercised without cash) received by the Partnership from the sale or other disposition of borrowing company equities plus the aggregate fair market value of any equity securities distributed to the partners, exceeds the total management fees payable. At December 31, 1999 and 1998, management fees payable were $64,710 and $0, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organization and Offering and General Partner Overhead) such as investment operations, administrative and investor services, and computer services. Pursuant to the Partnership Agreement, the Partnership may not reimburse the General Partners for expenses that aggregate more than 1% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins each May 1. At December 31, 1999 and 1998, amounts due to related parties totaled $545,390 and $1,753,326, respectively. In 1999, 1998, and 1997, the General Partners absorbed $45,393, $339,591, and $131,882, respectively, in operating expenses. In late 1998, it was determined that certain operational costs, primarily rent and professional fees, absorbed by the General Partners in prior years were not subject to this limitation; consequently, $1,735,002 was reimbursable to the General Partners.

The Managing General Partner allocates operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were reevaluated. The Managing General Partner determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $134,141, consisting of $16,085 and $118,056 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $648,717, $610,714 and $571,551 for 1999, 1998 and 1997, respectively.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFI, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

An affiliated partnership owns approximately 80% of MARCorp, a portfolio company. In addition, the Partnership and affiliated partnerships have secured notes receivable from MARCorp. The
Partnership has notes payable to MARCorp (see Note 9.) MARCorp and affiliated partnerships have advanced loans to Sutmyn Storage
Corporation. Wasatch Education Systems Corporation, a portfolio company, advanced $500,000 to MARCorp during 1999 (see Notes 5 and 6.)

The Partnership together with affiliated entities own a 66% interest in Cyclean, Inc., a portfolio company. In addition, the Partnership and affiliated partnerships wholly own Cyclean of Los Angeles, LLC ("CLA"), a portfolio company. The Partnership also owns 67% of CLB, LLC ("CLB"), a portfolio company, and together with an affiliated partnership wholly own CLB. The Partnership and other affiliated partnerships have notes receivable from Cyclean, Inc., CLA, and CLB. Additionally, the General Partners charged CLB for certain management services provided during 1999 and 1998.

In 1996, a portfolio company of the Partnership and affiliated partnerships entered into a joint venture with the General Partners to perform investment recovery efforts in order to increase the future investment returns to the Partnership. The General Partners agreed to waive any "post-conversion" profit interest in the Partnership attributable to any such recoveries for a share of the joint venture net profits. The post-conversion profit was pursuant to, and was defined in, the profit and loss provisions of the Partnership's Partnership Agreement. The Partnership and the General Partners realized recoveries of $182,674 and $0, respectively, from the joint venture through 1998. No future recoveries are expected.

4.     Allocation of Profits and Losses
       --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

     (a)  Profits:

(i) first, to those partners with deficit capital account balances until deficits have been eliminated;

(ii) second, to the partners as necessary to offset the net loss previously allocated under (b)(ii) below and sales commissions;

(iii)third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated cumulative net profit or other income which would, if distributed, result in a cumulative, compounded annual return to the Limited Partners of 8% of their adjusted capital contributions;

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

In no event are the General Partners allocated less than 1% of the net profit of the Partnership.


     (b)  Losses:

(i) first, to the partners as necessary to offset the net profit previously allocated to the partners under
(a)(iv) above; then

(ii) 99% to the Limited Partners and 1% to the General
Partners.

Losses in excess of Limited Partner capital accounts will be allocated to the General Partners.

5.     Notes Receivable, Net
       ---------------------

At December 31, 1999 and 1998, notes receivable consisted of:

                                                      December 31, 1999        December 31, 1998
                                                     -------------------       -----------------
                    Investment                        Cost        Fair         Cost        Fair
Industry/Company       Date        Position           Basis       Value        Basis       Value
----------------    ----------     --------           -----       -----        -----       -----

Industrial/Business Automation
------------------------------
Cyclean, Inc. and    09/87-      Secured notes
Cyclean of           09/94       receivable, plus
 Los Angeles, LLC                interest          $  933,792     659,037      933,792  1,267,037
CLB, LLC             04/97-      Unsecured notes
                     10/98       receivable, plus
                                 interest             518,000     518,000      518,000    518,000

Computers and Computer Equipment
--------------------------------
MARCorp              12/89-      Secured notes
                     02/93       receivable, plus
                                 interest           4,643,431   1,884,186    5,451,009  2,691,764
                                                    ---------   ---------    ---------  ---------
Total notes receivable                             $6,095,223   3,061,223    6,902,801  4,476,801
                                                    =========   =========    =========  =========





Cyclean, Inc. and Cyclean of Los Angeles, LLC
---------------------------------------------

The Partnership has valued its secured notes receivable investment in these companies at its estimated share of proceeds that could result from a current sale or liquidation. Because both companies are on going operations and not currently pursuing sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $659,037 at December 31, 1999 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

MARCorp
-------

In 1998, MARCorp entered into an agreement to sell the majority of its assets to the management of one of its subsidiaries. The Partnership has valued its secured notes receivable investment in MARCorp at its expected share of the proceeds from this sale. In February 1999, the Partnership received $807,578 of these proceeds. The fair market value of the remaining proceeds at December 31, 1999 was $1,884,186.

During 1999, MARCorp purchased $3,000,000 (unaudited) in senior secured convertible debentures of Sutmyn Storage Corporation, a company in the computer industry. As of December 31, 1999, an affiliated partnership has advanced loans totaling $2,000,000 to Sutmyn in the form of demand notes. Subsequent to December 31, 1999, affiliated partnerships have funded additional demand notes to Sutmyn totaling $4,000,000 (unaudited).

Changes in the net unrealized fair value of secured notes receivable were as follows:


                                       1999         1998        1997
                                      ------       ------      ------
Net unrealized fair value
 decrease from cost at
 beginning of year               $(2,426,000)  (4,092,000) (4,077,000)

Change in net unrealized fair
 value of notes receivable          (608,000)   1,666,000     (15,000)
                                   ---------    ---------   ---------
Net unrealized fair value
 decrease from cost at end
 of year                         $(3,034,000)  (2,426,000) (4,092,000)
                                   =========    =========   =========


The secured notes are collateralized by specific assets of the borrowing companies, and interest rates on secured and unsecured notes at December 31, 1999 ranged from 12% to 13%. All notes are scheduled for repayment in 2000 or due upon demand. In addition, the Managing General Partner may at times need to restructure notes by either extending maturity dates or converting notes into equity investments to increase the ultimate collectibility of the Partnership's investments.

The notes receivable portfolio at December 31, 1999 and 1998, was on nonaccrual status due to uncertainty of the borrowers' financial conditions. The Managing General Partner continues to monitor the progress of these companies and intends to manage these investments to maximize the Partnership's net realizable value.

6.     Equity Investments
       ------------------

At December 31, 1999 and December 1998, equity investments consisted of:

                                                     December 31, 1999        December 31, 1998
                                                     ------------------       -----------------
                    Investment                       Cost         Fair        Cost        Fair
Industry/Company       Date        Position          Basis        Value       Basis       Value
----------------    ----------     --------          -----        -----       -----       -----
WARRANTS:

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        Common share
 Systems                         warrant for
 Corporation (a) (b)             1,159,546 shares
                                 at $0.50;
                                 expiring 06/00    $      0           0           0           0

Industrial/Business Automation
------------------------------
Cyclean, Inc.       03/91-       Common share
 (a) (b)            01/95        warrants for
                                 107,469 shares (1)       0           0           0           0
                                                     ------     -------     -------     -------
Total warrants                                            0           0           0           0
                                                     ------     -------     -------     -------

STOCKS:

Computer Software and Systems
-----------------------------
Wasatch Education   06/95        2,908,450
 Systems                         Series C
 Corporation (a) (b)             Preferred
                                 shares             775,610     652,897      775,610     775,610


Industrial/Business Automation
------------------------------
Cyclean, Inc.       09/94-       225,088 Series D
 (a) (b)            04/96        Preferred shares   242,988           0     242,988           0
Cyclean of
 Los Angeles,                    Class A LLC Unit
 LLC (a) (b)        03/95        - 44% ownership     11,091           0      11,091           0
CLB,LLC             04/97-       4,690,000
 (a) (b)            06/98        LLC Units        4,690,000   1,103,666   4,690,000   2,788,667

Telecommunications
------------------
All Post, Inc.      10/94        17,574 Common
 (a)                             shares              13,884           0      13,884       4,393
                                                  ---------   ---------   ---------   ---------
Total stocks                                      5,733,573   1,756,563   5,733,573   3,568,670
                                                  ---------   ---------   ---------   ---------
Total equity investments                         $5,733,573   1,756,563   5,733,573   3,568,670
                                                  =========   =========   =========   =========

Legends and footnotes:

0  Investment active with a carrying value or fair value of zero.

(1)  Cyclean, Inc. common share warrants are exercisable at prices ranging from $2.74 to $3.10 per share and expire on dates ranging from 06/00 to 07/02.

(a) All investments are restricted securities acquired in private placement transactions; resale may be subject to certain restrictions.  None of the Partnership's investments are income-
producing.

(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain restrictions.


CLB, LLC
--------

The Partnership has valued its investment in the company at its estimated share of proceeds that could result from a current sale or liquidation of the company. Because the company is an on going operation and not currently pursuing a sale or liquidation, there are inherent uncertainties involved in estimating these proceeds. The estimated fair value of $1,103,666 at December 31, 1999 may differ significantly from a value that would have been used had the ultimate realization of the investment been known, and the differences could be material.

Wasatch Education Systems Corporation
-------------------------------------

In 1999, Wasatch's operations were limited to pursuit of additional markets for its technology, debt service and the collection of royalty income. At December 31, 1999, Wasatch had net current assets of $508,000(unaudited) and is expected to receive future royalties of approximately $680,000(unaudited). The Partnership valued its investment in Wasatch at its share of net current assets and expected future royalty payments. In 1999, Wasatch advanced $500,000 (unaudited) to MARCorp, a portfolio company (see Note 5). This advance, in the form of a promissory note, bears interest at the rate of 9% per annum and is repayable on demand. Because of the highly competitive educational software marketplace, no value has been assigned to Wasatch's capitalized technology costs. Based on this valuation, the Partnership's investment has an estimated fair value of $652,897 at December 31, 1999. Because of the inherent uncertainties involved in estimating these future proceeds, the estimated fair value of $652,897 may differ significantly from a value that would have been used had a ready market existed, and the differences could be material.

7.     Change in Net Unrealized Fair Value of Equity Investments
       ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                  For the Years Ended December 31,
                                ------------------------------------
                                  1999          1998          1997
                                --------      --------      --------
Increase in fair value from
 cost of marketable equity
 securities                  $        --            --       89,362
Decrease in fair value from
 cost of non-marketable
 equity securities            (3,977,010)   (2,164,903)  (1,727,793)
                               ---------     ---------    ---------
Net unrealized fair value
 decrease from cost at end
 of year                      (3,977,010)   (2,164,903)  (1,638,431)
Net unrealized fair value
 decrease from cost at
 beginning of year            (2,164,903)   (1,638,431)  (1,626,433)
                               ---------     ---------    ---------
Change in net unrealized
 fair value of equity
 investments                 $(1,812,107)     (526,472)     (11,998)
                               =========     =========    =========

8.     Cash and Cash Equivalents
       -------------------------

At December 31, 1999 and 1998, cash and cash equivalents consisted of:

                                               1999            1998
                                             --------        --------
Demand and brokerage accounts                $7,214          320,775
Money-market accounts                         1,720          455,202
                                              -----          -------
Total                                        $8,934          775,977
                                              =====          =======

9.     Note Payable to Related Party
       -----------------------------

In 1999, the Partnership borrowed $575,000 from MARCorp, a portfolio company of the Partnership, under unsecured promissory notes. A note totaling $275,000 was repaid during 1999. An affiliated partnership owns more than 80% of MARCorp. The remaining note bears interest at 9% and both principal and interest are payable on June 15, 2000. The terms of the note require that the note be repaid prior to any distributions to partners.

10.    Litigation and Other Investment Expenses
       ----------------------------------------

Other investment expenses in 1997 of $190,431 reflect the participated costs of the following legal actions. The Managing General Partner is subject to indemnification for such costs pursuant to the Partnership Agreement. Accordingly, these expenses are excluded from the calculation of operating expense limitation.

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

As a result of a settlement conference, these lawsuits were resolved effective April 1, 1997. The Partnership indirectly purchased Ecopave Corp. and Vance's interest in Ecopave for $5.5 million, of which $1,815,000 was participated by an affiliated partnership. In addition, an escrow account for $750,000 was established as collateral for a note payable by Ecopave to Ecopave Corp. The Partnership's share of this deposit was $502,500. As disclosed in Note 11, the Partnership's escrowed funds were released in June 1998.

11.    Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1999, the Partnership had no unfunded commitments.

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  March 29, 2000    By:       /s/Michael Brenner
                              --------------------------------------
                                      Michael Brenner
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature           Capacity                   Date
          ---------           --------                   ----

 /s/Charles R. Kokesh         President, Chief       March 29, 2000
------------------------      Executive Officer,
    Charles R. Kokesh         Chief Financial officer
                              and Chairman of
                              Technology Funding Inc.
                              and Managing General
                              Partner of Technology
                              Funding Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.