Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 2000-05-11
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                             (unaudited)
                                               March 31,       December 31,
                                                 2000              1999
                                            -------------      ------------
ASSETS

Investments:
 Notes receivable, net (cost basis of
 $6,095,223 in 2000 and 1999)                $3,061,223          3,061,223
 Equity investments (cost basis
  of $5,733,573 in 2000 and 1999)             1,756,563          1,756,563
                                              ---------          ---------
     Total investments                        4,817,786          4,817,786

Cash and cash equivalents                         9,910              8,934
Restricted cash                                  33,500             33,500
Due from affiliated partnerships                  6,129              6,129
Other assets                                    145,337            139,468
                                              ---------          ---------
     Total assets                            $5,012,662          5,005,817
                                              =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   68,004             70,587
Due to related parties                          436,428            610,100
Related party note payable (includes accrued
 interest of $31,974 and $19,470 in
 2000 and 1999, respectively)                   606,974            319,470
                                              ---------          ---------
     Total liabilities                        1,111,406          1,000,157

Commitments and contingencies
 (Notes 3, 7 and 8)

Partners' capital:
 Limited Partners (399,977 Units
  outstanding)                                4,005,964          4,109,324
 General Partners                              (104,708)          (103,664)
                                              ---------          ---------
     Total partners' capital                  3,901,256          4,005,660
                                              ---------          ---------
     Total liabilities and partners'
      capital                                $5,012,662          5,005,817
                                              =========          =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                              2000          1999
                                            ---------     ---------
Income:
 Short-term investment interest            $     596         3,905
                                             -------       -------

     Total income                                596         3,905

Costs and expenses:
 Management fees                              20,028        35,778
 Operating expenses:
  Lending operations and investment
   management                                 14,033        49,964
  Administrative and investor
   services                                   41,647        86,960
  Computer services                           16,552        18,999
  Professional fees                              196        18,813
  Expenses absorbed by General
   Partners                                       --        (6,344)
  Interest expense                            12,544            --
                                             -------       -------

     Total operating expenses                 84,972       168,392
                                             -------       -------

     Total costs and expenses                105,000       204,170
                                             -------       -------

Net loss                                   $(104,404)     (200,265)
                                             =======       =======

Net loss per Unit                          $   (0.26)        (0.50)
                                             =======       =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                       For the Three Months Ended March 31,
                                       -----------------------------------
                                              2000                1999
                                             ------              ------
Cash flows from operating activities:
 Interest received                         $    596               3,905
 Cash paid to vendors                       (27,782)            (62,373)
 Cash paid to related parties              (246,838)         (1,370,755)
                                            -------           ---------

  Net cash used by operating activities    (274,024)         (1,429,223)
                                            -------           ---------

Cash flows from investing activities:
 Repayments of secured notes receivable          --             807,578
                                            -------           ---------

  Net cash provided by investing
   activities                                    --             807,578
                                            -------           ---------

Cash flows from financing activities:
 Proceeds from related party borrowings     275,000                  --
                                            -------           ---------

  Net cash provided by financing
   activities                               275,000                  --
                                            -------           ---------

Net increase (decrease) in cash and cash
 equivalents                                    976            (621,645)

Cash and restricted cash at
 beginning of year                           42,434             809,477
                                            -------           ---------

Cash and restricted cash
 at March 31                               $ 43,410             187,832
                                            =======           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                    For the Three Months Ended March 31,
                                    -----------------------------------
                                              2000                1999
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                  $(104,404)          (200,265)

Changes in:
  Due to related parties                   (173,672)        (1,225,965)
  Accounts payable and accrued expenses       9,921              6,127
  Other                                      (5,869)            (9,120)
                                            -------          ---------

Net cash used by operating
 activities                               $(274,024)        (1,429,223)
                                            =======          =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

The Partnership is scheduled to terminate on December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to extend the term of the Partnership.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.


The allocation of the net unrealized fair value decrease reclassified as of March 31, 1999 follows:
                                                  Net Unrealized
                                                    Fair Value
                                                     Decrease
                              Limited   General    From Cost of
                              Partners  Partners   Investments      Total
                              --------  --------  --------------  ---------
Partners' capital,
 March 31, 1999,
 before reclassification   $11,749,570  (199,013)   (4,590,903)   6,959,654
Allocation of net
 unrealized fair value
 decrease from cost         (4,715,792)  124,889     4,590,903           --
                            ----------   -------     ---------    ---------
Partners' capital,
 March 31, 1999,
 as reclassified           $ 7,033,778   (74,124)           --    6,959,654
                            ==========   =======     =========    =========

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:


                                           2000               1999
                                         --------            --------

Management fees                        $  20,028               35,778
Reimbursable operating expenses           53,138              115,356
Expenses absorbed by General Partners         --               (6,344)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $351,690 and $545,390 at March 31, 2000 and December 31, 1999, respectively.

Amounts payable for management fees were $84,738 and $64,710 at March 31, 2000 and December 31, 1999, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of March 31, 1999 and expenses absorbed by the General Partners totaled $6,344. There were no expenses absorbed by the General Partners at March 31, 2000.

4.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no notes receivable activity from January 1 through March 31, 2000.

5.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through March 31, 2000.

6.     Cash and Cash Equivalents
       -------------------------

At March 31, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                 2000           1999
                                               --------       --------
Demand and brokerage accounts                   $8,166          7,214
Money-market accounts                            1,744          1,720
                                                 -----          -----

         Total                                  $9,910          8,934
                                                 =====          =====

7.     Notes Payable to Related Party
       -----------------------------

In the first quarter of 2000, the Partnership borrowed $275,000 from MARCorp, a portfolio company of the Partnership, under an unsecured promissory note. An affiliated partnership owns more than 80% of MARCorp. The note bears interest at 9% and both principal and interest are payable on December 31, 2000. The terms of the note require that the note be repaid prior to any distributions to partners. At March 31, 2000 and December 31, 1999, notes payable to MARCorp totaled $575,000 and $300,000, respectively.

8.     Commitments and contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2000, the Partnership had no unfunded commitments.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $274,024. The Partnership reimbursed related parties for operating expenses of $246,838. Other operating expenses of $27,782 were paid and interest income of $596 was received.

During the quarter ended March 31, 2000, the Partnership borrowed $275,000 from a portfolio company in the computer and computer equipment industry.

Cash and restricted cash at March 31, 2000 were $43,410. The Partnership is scheduled to terminate on December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership Agreement. The General Partners expect to extend the term of the Partnership.

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

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses were $104,404 and $200,265 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in net loss was substantially due to a decrease in operating expenses of $83,420 and a $15,750 decrease in management fees.

Total operating expenses were $84,972 and $168,392 for the quarters ended March 31, 2000 and 1999, respectively. The decrease is primarily attributable to decreased investment monitoring activities and decreased professional and administrative fees, partially offset by an increase in interest expense.

Total management fees were $20,028 and $35,778 for the quarters ended March 31, 2000 and 1999, respectively. The decrease was due to a decrease in assets under management.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  May 11, 2000       By:     /s/Michael R. Brenner
                           ------------------------------------
                                     Michael R. Brenner
                                     Vice President