Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 2000-08-14
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                            (unaudited)
                                              June 30,         December 31,
                                                2000               1999
                                           -------------       ------------
ASSETS

Investments:
 Notes receivable, net (cost basis of
 $6,095,223 in 2000 and 1999)                $3,061,223          3,061,223
 Equity investments (cost basis
  of $5,733,573 in 2000 and 1999)             1,756,563          1,756,563
                                              ---------          ---------
     Total investments                        4,817,786          4,817,786

Cash and cash equivalents                         9,228              8,934
Restricted cash                                  33,500             33,500
Due from affiliated partnerships                  6,129              6,129
Other assets                                    127,098            139,468
                                              ---------          ---------
     Total assets                            $4,993,741          5,005,817
                                              =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   48,072             70,587
Due to related parties                          228,383            610,100
Related party note payable (includes accrued
 interest of $45,696 and $19,470 in
 2000 and 1999, respectively)                   620,696            319,470
                                              ---------          ---------
     Total liabilities                          897,151          1,000,157

Commitments and contingencies
 (Notes 2, 3, 4, 8 and 9)

Partners' capital:
 Limited Partners (399,977 Units
  outstanding)                                4,109,324          4,109,324
 General Partners                               (12,734)          (103,664)
                                              ---------          ---------
     Total partners' capital                  4,096,590          4,005,660
                                              ---------          ---------
     Total liabilities and partners'
      capital                                $4,993,741          5,005,817
                                              =========          =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                    For the Three               For the Six
                                                     Months Ended               Months Ended
                                                       June 30,                   June 30,
                                              -------------------------    -----------------------
                                                  2000          1999          2000           1999
                                                  ----          ----          ----           ----
Income:
 Short-term investment interest                 $    520           693         1,116          4,598
                                                 -------       -------       -------        -------
    Total income                                     520           693         1,116          4,598

Costs and expenses:
 Management fees                                  19,506        34,776        39,534         70,554
 Operating (reimbursements) expenses:
  Lending operations and investment management  (222,082)       47,084      (208,049)        97,048
  Administrative and investor services           (21,955)      106,778        19,692        193,738
  Computer services                                5,380        19,998        21,932         38,997
  Professional fees                               10,616        37,569        10,812         56,382
  Expenses absorbed by General Partners               --       (39,049)           --        (45,393)
  Interest expense                                13,721            --        26,265             --
                                                 -------       -------       -------        -------
    Total operating (reimbursements) expenses   (214,320)      172,380      (129,348)       340,772
                                                 -------       -------       -------        -------
    Total (reimbursements) costs
     and expenses                               (194,814)      207,156       (89,814)       411,326
                                                 -------       -------       -------        -------
Net realized income (loss)                       195,334      (206,463)       90,930       (406,728)

 Change in net unrealized fair
  value of equity investments                         --       (74,120)           --        (74,120)
                                                 -------       -------       -------        -------
Net income (loss)                               $195,334      (280,583)       90,930       (480,848)
                                                 =======       =======       =======        =======
Net income (loss) per Unit                      $   0.26         (0.69)         0.00          (1.19)
                                                 =======       =======       =======        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                              2000                1999
                                             ------              ------
Cash flows from operating activities:
 Interest received                        $   1,116               4,598
 Cash paid to vendors                       (22,797)           (155,006)
 Cash paid to related parties              (253,025)         (1,724,452)
                                            -------           ---------

  Net cash used by operating activities    (274,706)         (1,874,860)
                                            -------           ---------

Cash flows from investing activities:
 Repayments of secured notes receivable          --             807,578
                                            -------           ---------
  Net cash provided by investing
   activities                                    --             807,578
                                            -------           ---------

Cash flows from financing activities:
 Proceeds from note payable to
  related party                             275,000             300,000
                                            -------           ---------
  Net cash provided by financing
   activities                               275,000             300,000
                                            -------           ---------

Net increase (decrease) in cash and cash
 equivalents                                    294            (767,282)

Cash and restricted cash at
 beginning of year                           42,434             809,477
                                            -------           ---------

Cash and restricted cash
 at June 30                               $  42,728              42,195
                                            =======           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                              2000                1999
                                             ------              ------
Reconciliation of net income (loss)
 to net cash used by operating
 activities:

Net income (loss)                         $  90,930           (480,848)

Adjustments to reconcile net income
 (loss) to net cash used by operating
 activities:
  Change in net unrealized fair value of
    equity investments                           --             74,120

Changes in:
  Due to related parties                   (381,717)        (1,459,384)
  Accounts payable and accrued expenses       3,711              4,977
  Other                                      12,370            (13,725)
                                            -------          ---------

Net cash used by operating
 activities                               $(274,706)        (1,874,860)
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

2.     Financing of Partnership Operations
       -----------------------------------

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

3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $4,817,786 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.


4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:


                                           2000               1999
                                         -------             --------

Management fees                        $  39,534               70,554
Reimbursable operating expenses, net    (168,226)             239,907
Expenses absorbed by General Partners         --              (45,393)


Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $222,229 and $545,390 at June 30, 2000 and December 31, 1999, respectively. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999.

Amounts payable for management fees were $6,154 and $64,710 at June 30, 2000 and December 31, 1999, respectively.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of June 30, 1999 and expenses absorbed by the General Partners totaled $45,393. There were no expenses absorbed by the General Partners at June 30, 2000.

5.     Notes Receivable, Net
       ---------------------

A complete listing of the Partnership's notes receivable at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no notes receivable activity from January 1 through June 30, 2000.

6.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is included in the 1999 Annual Report on Form 10-K. There was no investment activity from January 1 through June 30, 2000.


7.     Cash and Cash Equivalents
       -------------------------

At June 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                 2000           1999
                                               --------       --------
Demand and brokerage accounts                   $7,458          7,214
Money-market accounts                            1,770          1,720
                                                 -----          -----
         Total                                  $9,228          8,934
                                                 =====          =====

8.     Notes Payable to Related Party
       -----------------------------

In the first quarter of 2000, the Partnership borrowed $275,000 from MARCorp, a portfolio company of the Partnership, under an unsecured promissory note. An affiliated partnership owns more than 80% of MARCorp. The note bears interest at 9% and both principal and interest are payable on December 31, 2000. The terms of the note require that the note be repaid prior to any distributions to partners. At June 30, 2000 and December 31, 1999, notes payable to MARCorp totaled $575,000 and $300,000, respectively.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2000, the Partnership had no unfunded commitments for investments.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 2000, net cash used by operating activities totaled $274,706. The Partnership paid management fees of $98,090, received a refund of previously billed operating expenses of $315,481 from the Managing General Partner and reimbursed related parties for operating expenses of $470,416. Other operating expenses of $22,797 were paid and interest income of $1,116 was received.

During the quarter ended March 31, 2000, the Partnership borrowed $275,000 from a portfolio company in the computer and computer equipment industry.

Cash and restricted cash at June 30, 2000 were $42,728. The Partnership is scheduled to terminate on December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership Agreement.

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. The estimates made by the Managing General Partner give consideration to each company's current operating activities, underlying financial condition, prospects for liquidation events, and other factors. The estimated fair value of $4,817,786 at June 30, 2000 may differ significantly from a value that would have been used had the ultimate realization of the investments been known.

In August 2000, the General Partners engaged an independent third party to appraise the Partnership's three remaining portfolio companies. It is possible that the resulting appraised values will differ significantly from the investment fair values reported in these financial statements. Any adjustments based on the independent third party appraisal will be recorded in the period the appraisal is received.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net income was $195,334 for the quarter ended June 30, 2000, compared to a net loss of $280,583 for the corresponding period in 1999. The increase in net income was substantially due to a refund of investment management expenses discussed below.

Total operating expense reimbursements were $214,320 in the quarter ended June 30, 2000, compared to operating expenses of $172,380 in the corresponding period in 1999. As explained in Note 4 to the financial statements, the General Partners absorbed expenses of $0 and $39,049, respectively, for the quarters ended June 30, 2000 and 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $101,161 and $126,425, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $90,930 for the six months ended June 30, 2000, compared to a net loss of $480,848 for the six months ended June 30, 1999. The increase in net income was primarily due to a refund of investment management expenses discussed below.

Total operating expense reimbursements were $129,348 for the six months ended June 30, 2000, compared to operating expenses of $340,772 in the corresponding period in 1999. As explained in Note 4 to the financial statements, the General Partners absorbed expenses of $0 and $45,393, respectively, for the six months ended June 30, 2000 and 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $186,133 and $256,547, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING SECURED INVESTORS III,
                         AN INCOME AND GROWTH PARTNERSHIP, L.P.


                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner





Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                          ------------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited