Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING SECURED INVESTORS III
filed 2000-11-14
CIK 844217

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                           (unaudited)
                                           September 30,      December 31,
                                               2000               1999
                                          -------------       ------------
ASSETS

Investments:
 Notes receivable, at fair value
  (cost basis of $6,095,223 in 2000
  and 1999)                                  $  514,300          3,061,223
 Equity investments, at fair value
  (cost basis of $5,733,573 in 2000
  and 1999)                                     102,300          1,756,563
                                              ---------          ---------
     Total investments                          616,600          4,817,786

Cash and cash equivalents                        10,339              8,934
Restricted cash                                  33,500             33,500
Due from affiliated partnerships                  6,129              6,129
Other assets                                      9,681            139,468
                                              ---------          ---------
     Total assets                            $  676,249          5,005,817
                                              =========          =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses        $   57,851             70,587
Due to related parties                          355,221            610,100
Related party note payable (includes accrued
 interest of $59,791 and $19,470 in 2000 and
 1999, respectively)                            634,791            319,470
                                              ---------          ---------
     Total liabilities                        1,047,863          1,000,157

Commitments and contingencies

Partners' capital:
 Limited Partners (399,977 Units outstanding)         0          4,109,324
 General Partners                              (371,614)          (103,664)
                                              ---------          ---------
     Total partners' capital                   (371,614)         4,005,660
                                              ---------          ---------
     Total liabilities and partners' capital $  676,249          5,005,817
                                              =========          =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                       For the Three               For the Nine
                                                       Months Ended                Months Ended
                                                       September 30,               September 30,
                                                   --------------------        ---------------------
                                                    2000          1999          2000           1999
                                                    ----          ----          ----           ----
Income:
 Short-term investment interest              $       455           408         1,571          5,006
 Other income                                     22,195            --        22,195             --
                                               ---------       -------     ---------        -------
    Total income                                  22,650           408        23,766          5,006

Costs and expenses:
 Management fees                                  20,484        33,396        60,018        103,950
 Operating expenses (reimbursements):
  Lending operations and investment management   167,071        40,230       (40,978)       137,278
  Administrative and investor services            52,899        92,225        72,591        285,963
  Computer services                               15,705        25,087        37,637         64,084
  Professional fees                               19,414        15,648        30,226         72,030
  Expenses absorbed by General Partners               --            --            --        (45,393)
  Interest expense                                14,095         9,862        40,360          9,862
                                               ---------       -------     ---------        -------
    Total operating expenses                     269,184       183,052       139,836        523,824
                                               ---------       -------     ---------        -------
    Total costs and expenses                     289,668       216,448       199,854        627,774
                                               ---------       -------     ---------        -------
Net realized loss                               (267,018)     (216,040)     (176,088)      (622,768)
 Change in net unrealized fair value:
  Equity investments                          (1,654,263)           --    (1,654,263)       (74,120)
  Notes receivable                            (2,546,923)           --    (2,546,923)            --
                                               ---------       -------     ---------        -------
Net loss                                     $(4,468,204)     (216,040)   (4,377,274)      (696,888)
                                               =========       =======     =========        =======
Net loss per unit                   $    (10.27)        (0.53)       (10.27)         (1.72)
                                               =========       =======     =========        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                             --------------------------
                                              2000                1999
                                             ------              ------
Cash flows from operating activities:
 Interest received                         $  1,571               5,006
 Other income received                       22,195                  --
 Cash paid to vendors                       (88,593)           (202,965)
 Cash paid to related parties              (208,768)         (1,962,757)
                                            -------           ---------

  Net cash used by operating activities    (273,595)         (2,160,716)
                                            -------           ---------

Cash flows from investing activities:
 Repayments of secured notes receivable          --             807,578
                                            -------           ---------
  Net cash provided by investing
   activities                                    --             807,578
                                            -------           ---------

Cash flows from financing activities:
 Proceeds from note payable to
  related party                             275,000             584,862
                                            -------           ---------
  Net cash provided by financing
   activities                               275,000             584,862
                                            -------           ---------

Net increase (decrease) in cash and
 cash equivalents                             1,405            (768,276)

Cash and restricted cash at
 beginning of year                           42,434             809,477
                                            -------           ---------

Cash and restricted cash
 at September 30                           $ 43,839              41,201
                                            =======           =========

See accompanying notes to unaudited financial statements.

-----------------------------------------------


                                                For the Nine Months
                                                Ended September 30,
                                             --------------------------
                                              2000                1999
                                             ------              ------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                $(4,377,274)           (696,888)

Adjustments to reconcile net loss
 to net cash used by operating
 activities:
  Change in net unrealized fair value:
   Equity investments                     1,654,263              74,120
   Notes receivable                       2,546,923                  --

Changes in:
  Due to related parties                   (254,879)         (1,558,242)
  Accounts payable and accrued expenses      27,585              35,885
  Other                                     129,787             (15,591)
                                          ---------           ---------

Net cash used by operating
 activities                             $  (273,595)         (2,160,716)
                                          =========           =========


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partner, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Fair Value of Investments
       -------------------------

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $616,600 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.
4.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                           2000               1999
                                         -------             --------

Management fees                        $  60,018              103,950
Reimbursable operating expenses, net    (106,129)             344,329
Expenses absorbed by General Partners         --              (45,393)

Certain reimbursable expenses have been allocated and accrued based upon interim estimates prepared by the Managing General Partner and are adjusted to actual cost periodically. Amounts due to related parties for such expenses were $328,583 and $545,390 at September 30, 2000 and December 31, 1999, respectively. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999.

Amounts payable for management fees were $26,638 and $64,710 at September 30, 2000 and December 31, 1999, respectively. Management fees are equal to the greater of one-half percent of the Partnership's assets under management or $2,500 each quarter.

The Partnership reimburses the Managing General Partner and affiliates for operating costs incurred in connection with the business of the Partnership. The Partnership may not reimburse the General Partners for operational costs that aggregate more than 1% of total Limited Partner capital contributions per year. For purposes of this limitation, the Partnership's operating year begins May 1st. This limitation was in effect as of September 30, 1999 and expenses absorbed by the General Partners totaled $45,393. There were no expenses absorbed by the General Partners at September 30, 2000.

5.     Notes Receivable, Net
       ---------------------

At September 30, 2000 notes receivable consisted of:

                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

CLB, LLC            04/97-10/98  Unsecured notes
                                 receivable      $  518,000     166,867

Cyclean, Inc.       09/87-09/94  Secured notes
                                 receivable         933,792     299,633

MARCorp             12/89-02/93  Secured notes
                                 receivable       4,643,431      47,800
                                                  ---------     -------
Total notes receivable                           $6,095,223     514,300
                                                  =========     =======

As discussed in Note 3, the Managing General Partner obtained an appraisal of the Partnership's remaining assets in the following portfolio companies from an independent third party. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

CLB, LLC
--------

The fair value of the company's assets is estimated to range from $175,666 to $308,000. Assuming that the partnership's notes would be paid on a pro rata basis from the proceeds of a sale of the company's assets, the appraised value of the partnership's notes receivable is approximately $166,867.

Cyclean, Inc.
-------------

The fair value of the company's assets is estimated to range from $1,751,334 to $2,824,000. However, the company's debt totals over $22,872,000. Assuming that the partnership's notes would be paid on a pro rata basis from the proceeds of a sale of the company's assets, the appraised value of the partnership's notes receivable is approximately $299,633.

MARCorp
-------

The company is pursuing several options, including debt buy-downs, capital restructuring and additional financing. After assessing the reasonable probabilities of the possible scenarios, the appraised value of the Partnership's interest in the company is approximately $47,800.

Changes in the net unrealized fair value of notes receivable were as follows:

Net unrealized fair value of notes
  receivable at January 1, 2000                    $ 3,061,223

Net unrealized fair value of notes
  receivable at September 30, 2000                     514,300
                                                     ---------
Change in net unrealized fair value of
  notes receivable                                 $(2,546,923)
                                                     =========

The decrease in unrealized fair value is a result of changes in the estimated fair value of the investments described above.

6.     Equity Investments
       ------------------

At September 30, 2000 equity investments consisted of:

                    Investment                       Cost         Fair
Portfolio Company     Date         Position          Basis        Value
-----------------   ----------     --------          -----        -----

All Post, Inc.      10/94         17,574 Common
                                  shares          $   13,884           0

CLB, LLC            04/97-06/98   4,690,000
                                  LLC Units        4,690,000           0

Cyclean, Inc.       09/94-04/96   225,088 Series D
                                  Preferred shares   242,988           0

Cyclean of          03/95         Class A LLC Unit
 Los Angeles, LLC                 44% ownership       11,091           0

Wasatch Education   06/95         2,908,450 Series
 Systems Corporation              C Preferred
                                  shares             775,610     102,300
                                                   ---------     -------
Total equity investments                          $5,733,573     102,300
                                                   =========     =======

As discussed in Note 3, the Managing General Partner obtained an appraisal of the Partnership's remaining investments in portfolio companies from an independent third party. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.

Wasatch Education Systems Corporation
-------------------------------------

The fair value of the company's assets is estimated to range from $300,000 to $525,000 with the assumption that an associated company, which provides royalty payments to Wasatch Education Systems Corp., will succeed in achieving and sustaining positive operating cash flow during the next five to fifteen years. Based on this assumption, the estimated fair value of the partnership's invested capital is approximately $102,300.

Changes in the net unrealized fair value of equity investments were as follows:

Net unrealized fair value of equity
  investments at January 1, 2000                    $ 1,756,563

Net unrealized fair value of equity
  investments at September 30, 2000                     102,300
                                                      ---------
Change in net unrealized fair value of
  equity investments                                $(1,654,263)
                                                      =========

The decrease in unrealized fair value is a result of changes in the estimated fair value of the investments described above.

7.     Cash and Cash Equivalents
       -------------------------

At September 30, 2000, and December 31, 1999, cash and cash equivalents consisted of:

                                                 2000           1999
                                               --------       --------
Demand and brokerage accounts                  $ 8,541          7,214
Money-market accounts                            1,798          1,720
                                                ------          -----
         Total                                 $10,339          8,934
                                                ======          =====

8.     Notes Payable to Related Party
       -----------------------------

In the first quarter of 2000, the Partnership borrowed $275,000 from MARCorp, a portfolio company of the Partnership, under an unsecured promissory note. An affiliated partnership owns more than 80% of MARCorp. The note bears interest at 9% and both principal and interest are payable on December 31, 2000. The terms of the note require that the note be repaid prior to any distributions to partners. At September 30, 2000 and December 31, 1999, notes payable to MARCorp totaled $575,000 and $300,000, respectively.

9.     Commitments and Contingencies
       -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are equipment financing commitments or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2000, the Partnership had no unfunded commitments for investments.

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


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 2000, net cash used by operating activities totaled $273,595. The Partnership paid management fees of $98,090, received a refund of previously billed operating expenses of $315,481 from the Managing General Partner and reimbursed related parties for operating expenses of $426,159. Other operating expenses of $88,593 were paid and interest income of $1,571 and other income of $22,195 were received.

During the quarter ended March 31, 2000, the Partnership borrowed $275,000 from a portfolio company in the computer and computer equipment industry.

Cash and restricted cash at September 30, 2000 were $43,839.  The
Partnership is scheduled to terminate on December 31, 2000. If the General Partners so determine, the Partnership can be further extended for an additional two-year period or the Partnership will be liquidated in accordance with the Partnership Agreement.

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations. The Partnership has very limited cash resources and primarily illiquid assets. The General Partners are under no obligation to continue financing the Partnership's daily operations and may elect to discontinue such support at any time during the remaining life of the Partnership.

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Partnership's investments are valued at fair value as determined in good faith by the Managing General Partner in the absence of readily available market quotations. At this stage of the Partnership's life, the holdings in the Partnership's portfolio are limited to troubled companies for which any estimate of fair value is highly subjective. Therefore, in August 2000, the General Partners engaged an independent third party to appraise the Partnership's remaining portfolio companies. Based upon the final appraisal report received in October 2000, the Managing General Partner has determined that the fair value of the Partnership's investments in portfolio companies totals $616,600 at September 30, 2000. The Managing General Partner is currently pursuing the sale of these investments. The fair value at September 30, 2000 may differ significantly from a value that would have been used had the ultimate proceeds from sale of the investments been known.


Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $4,468,204 and $216,040 for the quarters ended September 30, 2000 and 1999, respectively. The increase in net loss was substantially due to a $2,546,923 decrease in the change in net unrealized fair value of notes receivable, a $1,654,263 decrease in the change in net unrealized fair value of equity investments and an increase in operating expenses of $86,132.
The fair value of notes receivable decreased $2,546,923 in the quarter ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of notes receivable during the quarter ended September 30, 1999.

The fair value of equity investments decreased $1,654,263 in the three months ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of equity investments during the quarter ended September 30, 1999.

Total operating expenses were $269,184 and $183,052 for the quarters ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years, operating expenses for the three months ended September 30, 2000 and 1999 would have been $269,184 and $154,579, respectively. The increase is attributable to the writeoff of a receivable for operating costs previously billed to a portfolio company.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net losses totaled $4,377,274 and $696,888 for the nine months ended September 30, 2000 and 1999, respectively. The increased loss was primarily due to a $2,546,923 decrease in the change in net unrealized fair value of notes receivable and a $1,580,143 decrease in the change in net unrealized fair value of equity investments, partially offset by a $383,988 decrease in operating expenses.

The fair value of notes receivable decreased $2,546,923 in the nine months ended September 30, 2000 as a result of a decline in estimated fair value. There was no change in the fair value of notes receivable in the corresponding period in 1999.

During the nine months ended September 30, 2000, the decrease in fair value of equity investments of $1,654,263 was a result of a decline in estimated fair value. The $74,120 decrease in the net unrealized fair value of investments in the nine months ended September 30, 1999 was primarily due to a decrease in the computer systems and software industry.

Total operating expenses were $139,836 and $523,824 for the nine months ended September 30, 2000 and 1999, respectively. As explained in Note 4 to the financial statements, the General Partners absorbed $0 and $45,393, respectively, for the nine months ended September 30, 2000 and 1999. In the second quarter of 2000, the Managing General Partner refunded the Partnership $315,481 for investment management expenses previously billed by the General Partners in 1998 and 1999. If these expenses had not been billed in prior years and had the expense limitation not been in effect, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $455,317 and $456,519, respectively.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership's independent accountants. A Form 8-K/A was filed by the Fund on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

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

TECHNOLOGY FUNDING SECURED INVESTORS III,
AN INCOME AND GROWTH PARTNERSHIP, L.P.


                            By:  TECHNOLOGY FUNDING INC.
                                 Managing General Partner





Date:  November 14, 2000  By:     /s/Charles R. Kokesh
                          ------------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc.